Form 10QSB
period 2003-03-31
TWIN LAKES INC
filed 2003-05-20
CIK 1123457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

                       Commission file number: 000-50085

                                Twin Lakes, Inc.
       (Exact name of small business issuer as specified in its charter)


            Nevada                                             88-0462760
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

                                P.O. Box 530850
                            Henderson, Nevada 89053
                    (Address of principal executive offices)

                                 (702) 614-5333
                          (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 12, 2003.

                                 Twin Lakes Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2003

                                Table of Contents

                                                                           Page
                                                                           ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Balance Sheets as of March 31, 2003
     (unaudited) and December 31, 2002 .................................    3
   Statements of Operations - Cumulative
     During the Development Stage (January 28, 2000 to
     March 31, 2003) and for the Three Months Ended
     March 31, 2003 and 2002 (Unaudited) ...............................    4
   Statements of Cash Flows - Cumulative During the
     Development Stage (January 28, 2000 to
     March 31, 2003) and for the Three Months
     Ended March 31, 2003 and 2002 (Unaudited) .........................    5
   Notes to Interim Financial Statements (Unaudited) ...................    6
Item 2.  Management's Discussion and Analysis
           or Plan of Operation ........................................    7
Item 3.  Controls and Procedures .......................................    8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .............................................    9
Item 2.  Changes in Securities .........................................    9
Item 3.  Defaults Upon Senior Securities ...............................    9
Item 4.  Submission of Matters to a
           Vote of Security Holders ....................................    9
Item 5.  Other Information .............................................    9
Item 6.  Exhibits and Reports on Form 8-K ..............................    9

SIGNATURES .............................................................   10

CERTIFICATION ..........................................................   11

EXHIBIT INDEX ..........................................................    9

                         PART II. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,  December 31,
                                                                      2003        2002
                                                                    --------    --------
                                                                   (Unaudited)
         - ASSETS -

CURRENT ASSETS:
   Cash                                                             $  4,404    $  2,780
                                                                    --------    --------


TOTAL ASSETS                                                        $  4,404    $  2,780
                                                                    ========    ========




 - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                           $ 12,595    $ 13,323
   Loan payable - shareholder                                         24,500      20,500
                                                                    --------    --------
TOTAL CURRENT LIABILITIES                                             37,095      33,823
                                                                    --------    --------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
     none issued                                                        --          --
   Common stock, $.001 par value; 40,000,000 shares authorized,
     3,000,000 shares issued and outstanding                           3,000       3,000
   Deficit accumulated during the development stage                  (35,691)    (34,043)
                                                                    --------    --------
                                                                     (32,691)    (31,043)
                                                                    --------    --------

                                                                    $  4,404    $  2,780
                                                                    ========    ========





                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Cumulative During
                                                             the Development           For The Three Months
                                                                  Stage                  Ended March 31,
                                                           (January 28, 2000 to  -----------------------------
                                                             March 31, 2003)         2003               2002
                                                            -------------------  -----------       -----------

REVENUES                                                       $      --         $      --         $      --
                                                               -----------       -----------       -----------

COSTS AND EXPENSES:
     Filing fees                                                     3,358               135              --
     Professional fees                                              24,175             1,000              --
     Other expenses                                                  6,222               175               176
     Interest expense                                                1,936               338               173
                                                               -----------       -----------       -----------
                                                                    35,691             1,648               349
                                                               -----------       -----------       -----------

NET LOSS                                                       $   (35,691)      $    (1,648)      $      (349)
                                                               ===========       ===========       ===========

LOSS PER SHARE
     Basic and Diluted                                         $      (.01)      $      --         $      --
                                                               -----------       -----------       -----------
     Weighted average number of common shares outstanding        3,000,000         3,000,000         3,000,000
                                                               ===========       ===========       ===========

                             See accompanying notes.

                                TWIN LAKES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Cumulative During the
                                                                Development Stage            For The Three Months Ended
                                                               (January 28, 2000 to                  March 31,
                                                                 March 31, 2003)                2003               2002
                                                                 ---------------         ----------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $       (35,691)        $        (1,648)   $          (349)
     Adjustment to reconcile net loss to net cash utilized by
      operating activities
       Increase (decrease) in accrued expenses                            12,595                    (728)               173
                                                                 ---------------         ----------------   ---------------
        Net cash utilized by operating activities                        (23,096)                 (2,376)              (176)
                                                                 ----------------        ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                        24,500                   4,000                 -
     Net proceeds from sale of common units                                3,000                      -                  -
                                                                 ---------------         ---------------    --------------
        Net cash provided by financing activities                         27,500                   4,000                 -
                                                                 ---------------         ---------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,404                   1,624               (176)

     Cash and cash equivalents at beginning of period                         -                    2,780              1,401
                                                                 ---------------         ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $         4,404         $         4,404    $         1,225
                                                                 ===============         ===============    ===============


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes Inc. (the "Company") was organized in the state of Nevada on January 28, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations for the three-month period ended March 31, 2003 and 2002 and its cash flows for the three-month periods ended March 31, 2003 and 2002.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.


NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, the Company received $6,000, $3,000, $2,500, $2,000 and
$7,000, respectively, for operating expenses from Estancia LLC, an entity established by its President for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. The Company received an additional loan of $4,000 on February 28, 2003. Dr. Thomas has agreed to extend the due date of each loan until October 31, 2004 unless the Company completes a business combination earlier. If the Company does complete a business combination, then it will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor the Company would consider in evaluating potential combinations. Copies of the loans and the extension agreement were filed as exhibits to the Company's Registration Statement on Form 10-SB.


NOTE 3 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-QSB, 3 million shares of common stock (held by four holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (Continued):


As of the date of this quarterly report, the Company has authorized 1,000,000 Class A Warrants, all of which were issued and held by four persons. The Class A Warrants are exercisable for four years, from the effective date of this report, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

As of the date of this report, the Company has authorized 1,000,000 Class B Warrants, none of which are issued and outstanding. The Company has the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the warrants, which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

Item 2. Management's Discussion and Analysis or Plan of Operation

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Twin Lakes, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Registration Statement on Form 10-SB, originally filed on November 12, 2002 and amended on January 7, 2003 and April 16, 2003, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are currently in the development stage. We have no operating business, and all our activities since inception have been related to organizational activities and a public offering of our securities which was later withdrawn. We filed a Registration Statement on Form SB-2 on September 14, 2000, which was amended on December 28, 2000 (SEC File No. 333-45776). Subsequently, we withdrew this Registration Statement on January 4, 2002, because of our inability, as a blank check company, to offer our securities in most states. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation. We cannot assure you that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

Item 3. Controls and Procedures.

An evaluation was performed, as of March 31, 2003, under the supervision and with the participation of our President and Treasurer, who also serves as our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, this officer has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on November 12, 2002 (Commission file number: 000-50085). The Form 10-SB was subsequently amended on January 7, 2003 and April 16, 2003, although by its terms it was effective automatically on January 12, 2003. On the Form 10-SB, we registered 40 million shares of common stock, par value $.001, 1 million Class A warrants and 1 million Class B warrants. There have not been any expenses incurred in connection with the issuance and distribution of the securities registered under the Form 10-SB.

Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

 Exhibit
 Number      Description
---------    -----------
 99.1        Certification pursuant to 18 U.S.C.ss.1350, as adopted
             pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 20, 2003           Twin Lakes, Inc.


                              By:              /s/ Johnny Thomas
                                   -------------------------------------------
                                    Johnny Thomas, President and Treasurer
                                         (Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)

                                  CERTIFICATION

                  I, Johnny Thomas, the President and Treasurer (principal executive and financial officer) of Twin Lakes Inc., certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of Twin Lakes Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003
                                               /s/ Johnny Thomas
                                         -----------------------------------
                                                 Johnny Thomas