Form 10KSB
period 2002-12-31
TWIN LAKES INC
filed 2003-06-24
CIK 1123457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-50085

                                Twin Lakes, Inc.
                                ----------------
                 (Name of Small Business Issuer in its Charter)


                         Nevada                                                         88-0462760
------------------------------------------------------------              -------------------------------------
State or other jurisdiction of incorporation or organization              I.R.S. Employer Identification Number

         P.O. Box 530850
        Henderson, Nevada                                                                   89053
-------------------------------------                                                    -------------
Address of principal executive office                                                      Zip Code


Issuer's telephone number:  (702) 614-5333

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

                Class B Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)
-------------------------------------------------------------------------------


Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of June 11, 2003, 3,000,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 750,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes       No X
                                                                 ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

Item 1. Description of Business.

         We are a "blank check" company formed on January 28, 2000, to effect a business combination with a target business which we believe has significant growth potential. To date, our efforts have been limited to organizational activities and a public offering of our securities, which was later withdrawn. We filed a Registration Statement on Form SB-2 on September 14, 2000, which was amended on December 28, 2000 (SEC File No. 333-45776). Subsequently, we withdrew this Registration Statement on January 4, 2002, because of our inability, as a blank check company, to offer our securities in most states. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

         A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

         As a result of our limited resources, unless and until the warrants are exercised or additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

         We expect our present management to play no managerial role in the company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

         In evaluating a prospective target business, we will consider several factors, including the following:

         o experience and skill of management and availability of additional personnel of the target business;

         o        costs associated with effecting the business combination;

         o equity interest retained by our stockholders in the merged entity;

         o        growth potential of the target business;

         o        capital requirements of the target business;

         o        capital available to the target business;

         o        competitive position of the target business;

         o        stage of development of the target business;

         o degree of current or potential market acceptance of the target business, products or services;

         o proprietary features and degree of intellectual property or other protection of the target business;

         o        the financial statements of the target business; and

         o the regulatory environment in which the target business operates.

         The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information.

         The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our President intends to devote only a small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

         We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

         We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

         Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

         We will not effect a business combination with any entity in which our promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest.

         We currently have no employees, other than our chief executive officer, Johnny R. Thomas, who serves without compensation. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

Item 2. Description of Property

         During the fiscal year ended December 31, 2002, we rented office space, telephone and secretarial services from Falcon Financial Group, LLC, at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, NV 89012. Our sublease was on an oral basis, and the landlord was a non-affiliated third party. Falcon is an entity controlled by Johnny R. Thomas, our chief executive officer. We are currently operating from Dr. Thomas' residence.

         We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

         We are not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

         Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will develop. We will attempt to obtain a quote for our Common Stock on the NASD OTC Bulletin Board following the completion of a merger.

         We have authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-KSB, 3 million shares of common stock (held by four holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. We have no plans, proposals, arrangements or understandings with respect to selling our securities prior to the location of a target business.

         We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. Any company which we merge with may change this policy.

Recent Sales of Unregistered Securities

         The following information relates to the sales of unregistered securities by the Company during the three year period ended December 31, 2002. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

         On January 28, 2000, upon the formation of the company, Johnny R. Thomas, founder and Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of common stock and 986,667 Class A Warrants from the company for an aggregate of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

         On January 28, 2000, upon the formation of the company, Snow Becker Krauss P.C., counsel to the company, purchased 40,000 shares of Common Stock and 13,333 Class A Warrants for an aggregate of $40 or $.001 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

General

         Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We are currently in the development stage and in the process of raising capital. We have no operating business, and all our activities since inception have been related to our formation and proposed financing, which was later withdrawn. Our ability to commence operations is contingent upon obtaining adequate financial resources. As of December 31, 2002, we had not incurred any material costs or expenses other than those associated with formation of the company, and we had cash on hand of $2,780. On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, we received $6,000, $3,000, $2,500, $2,000 and
$7,000 respectively, or an aggregate of $20,500, for operating expenses. The loans were made by Estancia LLC, an entity established by our President for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. On February 28, 2003, we received another loan from Estancia for $4,000. Dr. Thomas has agreed to extend the due date of each loan until October 31, 2004 unless we complete a business combination earlier. If we do complete a business combination, then we will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor we would consider in evaluating potential combinations. Over the next 12 months, we anticipate continuing to seek a business combination. We do not anticipate making any significant changes in the number of employees, so long as we are seeking and evaluating business opportunities. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Although this is not a requirement for the completion of a business combination, it is a factor we would consider in evaluating potential combinations.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

Equipment and Employees

         As of December 31, 2002, we had no operating business and thus no equipment and no employees, other than our president, who does not receive a salary. We do not intend to develop our own operating business but instead plan to merge with another company.

Expenses for Years Ended December 31, 2002 and December 31, 2001

         Net cash used in operating activities for the twelve months ended December 31, 2002 was $7,621, compared to $2,757 for the twelve months ended December 31, 2001. During the twelve months ended December 31, 2002, the Company had no revenues but received $9,000 in loans for operating expenses from an entity established by our president for estate planning purposes. As a result, cash on hand increased by $1,379 for the twelve months ended December 31, 2002 to $2,780.

         The operating expenses of $20,091 for the twelve month period ended December 31, 2002 and $3,425 for the twelve months ended December 31, 2001 resulted primarily from accounting/auditing, legal and general administrative expenses.

                                  RISK FACTORS

We Have No Operating History or Basis for Evaluating Prospects

         We were incorporated in January 2000 and we have no operating business or plans to develop one. We are currently seeking to enter into a merger with another company. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

         We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

We Will Be Able to Effect At Most One Merger, and Thus May Not Have a Diversified Business

         Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

         Our ability to effect a merger will be dependent upon the efforts of our executive officer and sole director, Johnny Thomas. Notwithstanding the importance of Mr. Thomas, we have not entered into any employment agreement or other understanding with Mr. Thomas concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Thomas will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Thomas and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Change Upon the Consummation of a Merger

         After the closing of a merger, our current management will not retain any control over the Company. Mr. Thomas intends to resign as the sole officer and director of the Company. It is impossible to know at this time who the management of the Company will be after the close of a merger.

Recent Rulemaking Has Made it More Difficult for Us to Establish a Trading Market for Our Common Stock

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. We will attempt to obtain a quote for our Common Stock on the NASD OTC Bulletin Board. In general, creation of a public market for the Common Stock depends on, among other things, (i) acceptance of our stock on an exchange or interdealer quotation system, (ii) filing of a Form 211 with the NASD for trading on the OTC Bulletin Board and/or (iii) registration of the shares through a Registration Statement filed under the Securities Act. Such actions may be costly and difficult and could potentially fail. Recent NASD policy making has also hindered our ability to obtain a trading market. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained.


Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

         Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of Common Stock. There are currently 37,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are issued in connection with a merger, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

We Do Not Expect to Pay Cash Dividends

         We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating a merger will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any postmerger arrangement will have a similar philosophy.

We Are Authorized to Issue Preferred Stock

         Our Certificate of Incorporation authorizes the designation and issuance of 8,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such Preferred Stock, and it is possible that one or more series of Preferred Stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of Preferred Stock.


Item 7. Financial Statements

         See the Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-8 which follow Item 14 of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                   Age   Title
----                   ---   -----
Johnny R. Thomas       61    Chief Executive Officer, President, Treasurer, and
                             Sole Director

       Johnny R. Thomas, Chief Executive Officer, President, Treasurer and sole director since our formation, has been a Managing Member of Falcon Financial Group LLC since January 14, 2000, and since March 1999 has been engaged in the business of venture capital. Falcon is engaged in the business of providing assistance or advice to private companies on capital formation and on becoming a publicly traded company and introductions to investment banking firms. Mr. Thomas is Chief Executive Officer, President, Treasurer and a director of Crest View, Inc., a public company seeking to develop a tourist destination business in Honduras. From April 1, 1994 until February 22, 1999, he served as Chairman of the Board and Chief Executive Officer of AgriBioTech ("ABT"), a director of ABT since September 30, 1993, and was also President of ABT from April 1, 1994 until December 31, 1997. On January 25, 2000, approximately 11 months after Mr. Thomas resigned from ABT, ABT and several of the subsidiaries filed a voluntary case with the United States Bankruptcy Court in the District of Nevada under Chapter 11 of the United States Bankruptcy Code and operated its business as a debtor in possession until its assets were sold. Dr. Thomas received his Ph.D. degree in genetics/plant breeding from Oregon State University in 1966.

         Our chief executive officer, Johnny R. Thomas, has not been involved in a prior blank check offering. However, ABT and Decision Link, Inc. (formerly known as FiberChem, Inc.), companies in which Dr. Thomas served an executive officer and director, were formed as blank check companies which merged with operating entities. He did not have any interest in either black check company prior to such mergers.

       Mr. Thomas is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company.

Meetings of the Board

       Our sole director is, and always has been, Mr. Thomas. As of June 11, 2003, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuances in the fiscal year ended December 31, 2002. As we only have one board member, we do not have separate or independent audit or compensation committees.

Item 10.  Executive Compensation

       Johnny R. Thomas is the sole officer and director of the Company. Mr. Thomas receives no compensation for his services as the sole director and/or president and secretary of the Company. Since our inception, we have paid no cash compensation to our officers or directors. No officer or director is required to make any specific amount or percentage of his business time available to us.

       While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. The Company does not have any incentive or stock option plan in effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this Form 10-KSB and as adjusted to give pro forma effect, to the exercise of Class A warrants.

                                       Amount and
                                        Nature of           Percentage of
                                       Beneficial            Outstanding
Name                                  Ownership (1)       Shares Owned (2)
----                                  -------------       ----------------
Johnny R. Thomas (3)                  3,000,000(4)                80%
1700 W. Horizon Ridge Parkway
Henderson, NV 89012

Snow Becker Krauss P.C. (5)             866,666(6)                27%
605 Third Avenue
New York, NY 10158

All Officers and                      3,866,666                 97.5%
Directors as a Group
(2 persons)

-------------
(1) Unless otherwise indicated, the company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a securityholder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other securityholder.

(2) Based on 3,000,000 shares issued and outstanding as of the date of this filing and up to 1,000,000 shares issuable upon exercise of Class A Warrants.

(3) Dr. Thomas is chief executive officer, president, treasurer and sole director of the company.

(4) Consists of 2,250,000 shares of common stock and 750,000 shares issuable upon exercise of Class A Warrants registered in the name of Estancia LLC, an entity established by Dr. Thomas for estate planning purposes.

(5) This partnership consists of members of Snow Becker Krauss P.C., counsel to the company. Elliot H. Lutzker, a member of Snow Becker Krauss P.C., is secretary of the company.

(6) Consists of 610,000 shares of Common Stock and 203,333 shares issuable upon exercise of Class A Warrants registered in the name of SBK Investment Partners and 40,000 shares of Common Stock and 13,333 shares issuable upon exercise of Class A Warrants registered in the name of Snow Becker Krauss P.C.

Item 12. Certain Relationships and Related Transactions

         On January 28, 2000, upon the formation of the company, Johnny R. Thomas, founder and Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of common stock and 986,667 Class A Warrants from the company for an aggregate of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

         In October 2002, Estancia LLC transferred an aggregate of 750,000 shares of Common Stock and 250,000 Class A Warrants to SBK Investment Partners, an affiliate of counsel to the Company, and its assignee for consulting services rendered.

         During the fiscal year ended December 31, 2002, we rented office space, telephone and secretarial services from Falcon Financial Group LCC, at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, NV 89012. Our sublease was on an oral basis, and the landlord was a non-affiliated third party. Falcon is an entity controlled by our chief executive officer. We agreed to pay Falcon $50 per month which we will repay upon completion of a business combination, from the proceeds from the sale of our company to a target business. We are currently operating from Dr. Thomas' residence.

         On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, we received $6,000, $3,000, $2,500, $2,000 and
$7,000, respectively, for operating expenses from Estancia LLC, an entity established by Dr. Thomas for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. We received an additional loan of $4,000 on February 28, 2003. Dr. Thomas has agreed to extend the due date of each loan until October 31, 2004 unless we complete a business combination earlier. If we do complete a business combination, then we will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor we would consider in evaluating potential combinations.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number       Description
--------------       -----------

   3.1               Articles of Incorporation of the registrant. (1)

   3.2               By-Laws of the registrant. (1)

   4.1               Specimen Common Share Certificate. (1)

   4.2               Specimen of Class A Warrant Certificate. (1)

   4.3               Specimen of Class B Warrant Certificate. (1)

   10.1 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated August 23, 2000. (2)

   10.2 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated September 7, 2000. (2)

   10.3 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated February 20, 2001. (2)

   10.4 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated August 31, 2002. (2)

   10.5 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated October 31, 2002.*

   10.6              Promissory Note Extension by and between Twin Lakes, Inc.
                     and Estancia LLC dated December 31, 2002.*

   10.7 Promissory Note by and between Twin Lakes, Inc. and Estancia LLC, dated February 28, 2003.*

   99.1              Certification Pursuant to 18 U.S.C. Section 1350*

---------

*      Filed with this report

(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on November 12, 2002.

(2) Incorporated by reference from the Company's Amended Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on January 7, 2003.

(3) Incorporated by reference from the Company's Amended Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on April 16, 2003.



(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.


Item 14. Controls and Procedures

         An evaluation was performed, as of June 11, 2003, under the supervision of Johnny R. Thomas, our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Dr. Thomas has concluded that our disclosure controls and procedures were effective as of June 11, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to June 11, 2003.

                                TWIN LAKES, INC.
                                ----------------
                          (A Development Stage Company)


                                      INDEX


                                                                                               Page(s)
                                                                                               -------
Independent Auditors' Report                                                                    F - 2.

Financial Statements:
   Balance Sheets as of December 31, 2002 and 2001                                              F - 3.
   Statements of Operations for the Period from Inception, January 28, 2000 to December 31, 2002 (the development stage) and the Years Ended
    December 31, 2002 and 2001                                                                  F - 4.

   Statement of Stockholders' Equity for the Period from Inception, January 28, 2000
    to December 31, 2002                                                                        F - 5.

   Statements of Cash Flows for the Period from Inception, January 28, 2000 to
    December 31, 2002 (the development stage) and the Years Ended
    December 31, 2002 and 2001                                                                  F - 6.

Notes to Financial Statements                                                                   F - 7.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders
Twin Lakes, Inc.
Henderson, Nevada


We have audited the accompanying balance sheets of Twin Lakes, Inc. (a development stage company), as of December 31, 2002 and 2001, the related statements of operations and cash flows for the years then ended and the statements of operations, cash flows and stockholders' equity for the period from inception (January 28, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Twin Lakes, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 28, 2000. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ Lazar Levine & Felix LLP
                                     ----------------------------
                                     LAZAR LEVINE & FELIX LLP

New York, New York
May 19, 2003

                                TWIN LAKES, INC.
                                ----------------
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 2002 AND 2001
                        --------------------------------


                                                                                    2002          2001
                                                                                  --------      --------
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                         $  2,780      $  1,401
                                                                                  --------      --------


TOTAL ASSETS                                                                      $  2,780      $  1,401
                                                                                  ========      ========



               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                             $ 13,323      $    853
     Loans payable - stockholder (Note 3)                                           20,500        11,500
                                                                                  --------      --------
TOTAL CURRENT LIABILITIES                                                           33,823        12,353
                                                                                  --------      --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4):
     Preferred stock, $.001 par value; 8,000,000 shares authorized,
       none issued                                                                       -             -
     Common stock, $.001 par value; 40,000,000 shares authorized,
       3,000,000 shares issued and outstanding                                       3,000         3,000
     Deficit accumulated during the development stage                              (34,043)      (13,952)
                                                                                  --------      --------
                                                                                   (31,043)      (10,952)
                                                                                  --------      --------

                                                                                  $  2,780      $  1,401
                                                                                  ========      ========

                             See accompanying notes

                                TWIN LAKES, INC.
                                ----------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                        Cumulative During the
                                                          Development Stage             Year Ended December 31,
                                                        (January 28, 2000 to        -------------------------------
                                                         December 31, 2002)           2002                   2001
                                                        ---------------------       --------               --------
REVENUES                                                      $      -              $      -               $      -
                                                              --------              --------               --------

COSTS AND EXPENSES:
     Professional fees                                          23,175                16,425                    750
     Filing fees                                                 9,024                 2,784                  1,948
     Other expenses                                                245                   137                     59
     Interest expense                                            1,599                   745                    668
                                                              --------              --------               --------
                                                                34,043                20,091                  3,425
                                                              --------              --------               --------

NET LOSS                                                      $(34,043)             $(20,091)              $ (3,425)
                                                              ========              ========               ========

                             See accompanying notes

                                TWIN LAKES, INC.
                                ----------------
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------


                                                                                                 Deficit
                                                                     Common Shares         Accumulated During     Stockholders'
                                                                 ---------------------       the Development          Equity
                                                                Number          Amount            Stage             (Deficit)
                                                                ----------------------     ------------------     --------------
At inception, January 28, 2000                                          -    $       -          $       -            $       -

Issuance of common units (Note 4)                               3,000,000        3,000                  -                3,000

Net loss for period ended December 31, 2000                             -            -            (10,527)             (10,527)
                                                                ---------    ---------          ---------            ---------

Balance at December 31, 2000                                    3,000,000        3,000            (10,527)              (7,527)

Net loss for year ended December 31, 2001                               -            -             (3,425)              (3,425)
                                                                ---------    ---------          ---------            ---------

Balance at December 31, 2001                                    3,000,000        3,000            (13,952)             (10,952)

Net loss for year ended December 31, 2002                               -            -            (20,091)             (20,091)
                                                                ---------    ---------          ---------            ---------

Balance at December 31, 2002                                    3,000,000    $   3,000          $ (34,043)           $ (31,043)
                                                                =========    =========          =========            =========




                             See accompanying notes

                                TWIN LAKES, INC.
                                ----------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                       Cumulative During the
                                                                         Development Stage               Year Ended December 31,
                                                                        (January 28, 2000 to            ---------------------------
                                                                         December 31, 2002)                2002             2001
                                                                        ---------------------           --------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(34,043)                 $(20,091)         $ (3,425)
     Adjustment to reconcile net loss to net cash utilized by
       operating activities:
       Increase in accrued expenses                                             13,323                    12,470               668
                                                                              --------                  --------          --------
         Net cash utilized by operating activities                             (20,720)                   (7,621)           (2,757)
                                                                              --------                  --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholders' loans                                          20,500                     9,000             2,500
     Sale of common units                                                        3,000                         -                 -
                                                                              --------                  --------          --------

         Net cash provided by financing activities                              23,500                     9,000             2,500
                                                                              --------                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,780                     1,379              (257)

     Cash and cash equivalents at beginning of period                                -                     1,401             1,658
                                                                              --------                  --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,780                  $  2,780          $  1,401
                                                                              ========                  ========          ========



                             See accompanying notes

                                 TWIN LAKES INC.
                                 ---------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


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


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

         (a)  Use of Estimates:

              In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

         (b)  Statements of Cash Flows:

              For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                 TWIN LAKES INC.
                                 ---------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 3 -      LOANS PAYABLE - STOCKHOLDER:

              On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, the Company received $6,000, $3,000, $2,500, $2,000 and $7,000, respectively, for operating expenses from Estancia LLC, an entity established by its President for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. In February 2003, subsequent to the balance sheet date, the Company received an additional loan of $4,000. Dr. Thomas, the Company's President, has agreed to extend the due date of each loan until October 31, 2004 unless the Company completes a business combination earlier. If the Company does complete a business combination, then it will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor the Company would consider in evaluating potential combinations.


NOTE 4 -      STOCKHOLDERS' EQUITY:

              The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, 3 million shares of common stock (held by four holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company has no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

              The Company has authorized 1,000,000 Class A Warrants, all of which were issued and held by four persons. The Class A Warrants are exercisable for four years, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

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

                                   Signatures

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TWIN LAKES, INC.


Date: June 23, 2003              By: /s/ Johnny R. Thomas
                                    --------------------------------------------
                                    Johnny R. Thomas, Chief Executive Officer,
                                    President and Treasurer

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 23, 2003           By: /s/ Johnny R. Thomas
                                 -----------------------------------------------
                                  Johnny R. Thomas, Chief Executive Officer,
                                  President and Treasurer (Principal Executive
                                  Officer and Principal Financial Officer)

                                  CERTIFICATION

I, Johnny R. Thomas, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Twin Lakes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003         By: /s/ Johnny R. Thomas
                               -------------------------------------
                                Johnny R. Thomas, Chief Executive Officer
                                and Chief Financial Officer