Form 10QSB
period 2003-06-30
TWIN LAKES INC
filed 2003-08-19
CIK 1123457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 18, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Twin Lakes Inc.

                        Quarterly Report on Form 10-QSB
                          Quarter Ended June 30, 2003

                               Table of Contents

                                                                                                                        Page
                                                                                                                        ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002.....................................              3
   Statements of Operations - Cumulative During the Development Stage (January 28, 2000 to
     June 30, 2003) and for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)...............              4
   Statements of Cash Flows - Cumulative During the Development Stage (January 28, 2000 to
     June 30, 2003) and for the Six Months Ended June 30, 2003 and 2002 (Unaudited).........................              5
   Notes to Interim Financial Statements (Unaudited)........................................................              6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................              8
Item 3.  Controls and Procedures............................................................................              8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................              9
Item 2.  Changes in Securities..............................................................................              9
Item 3.  Defaults Upon Senior Securities....................................................................              9
Item 4.  Submission of Matters to a Vote of Security Holders................................................              9
Item 5.  Other Information..................................................................................              9
Item 6.  Exhibits and Reports on Form 8-K...................................................................              9

SIGNATURES..................................................................................................             10

EXHIBIT INDEX...............................................................................................             11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                             June 30,     December 31,
                                                                                               2003           2002
                                                                                           -----------    ------------
                                                                                           (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                                                      $  1,352       $  2,780
                                                                                             --------       --------

TOTAL ASSETS                                                                                 $  1,352       $  2,780
                                                                                             ========       ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                                                    $ 13,462       $ 13,323
   Loan payable - shareholder                                                                  24,500         20,500
                                                                                             --------       --------
TOTAL CURRENT LIABILITIES                                                                      37,962         33,823
                                                                                             --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued                    --             --
   Common stock, $.001 par value; 40,000,000 shares authorized, 3,000,000 shares issued
     and outstanding                                                                            3,000          3,000
   Deficit accumulated during the development stage                                           (39,610)       (34,043)
                                                                                             --------       --------
                                                                                              (36,610)       (31,043)
                                                                                             --------       --------

                                                                                             $  1,352       $  2,780
                                                                                             ========       ========


                            See accompanying notes.

                                TWIN LAKES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Cumulative
                                      During the
                                      Development
                                         Stage              For The Three Months                 For The Six Months
                                      (January 28,             Ended June 30,                       Ended June 30,
                                        2000 to         -----------------------------       -----------------------------
                                     June 30, 2003)        2003              2002              2003              2002
                                     --------------     -----------       -----------       -----------       -----------
REVENUES                              $      --         $      --         $      --         $      --         $      --
                                      -----------       -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
     Filing fees                            3,358              --                 135               135               135
     Professional fees                     26,235             2,060             7,500             3,060             7,500
     Other expenses                         7,714             1,492             1,706             1,667             1,882
     Interest expense                       2,303               367               115               705               288
                                      -----------       -----------       -----------       -----------       -----------
                                           39,610             3,919             9,456             5,567             9,805
                                      -----------       -----------       -----------       -----------       -----------

NET LOSS                              $   (39,610)      $    (3,919)      $    (9,456)      $    (5,567)      $    (9,805)
                                      ===========       ===========       ===========       ===========       ===========

LOSS PER SHARE
     Basic and Diluted                $      (.01)      $      --         $      --         $      --         $      --
                                      ===========       ===========       ===========       ===========       ===========
     Weighted average number of
       common shares outstanding        3,000,000         3,000,000         3,000,000         3,000,000         3,000,000
                                      ===========       ===========       ===========       ===========       ===========


                            See accompanying notes.

                                TWIN LAKES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Cumulative During
                                                                     the Development
                                                                           Stage          For The Six Months Ended
                                                                    (January 28, 2000             June 30,
                                                                            to            ------------------------
                                                                      June 30, 2003)        2003            2002
                                                                    -----------------     --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(39,610)        $ (5,567)       $ (9,805)
     Adjustment to reconcile net loss to net cash utilized by
      operating activities
       Increase in accrued expenses                                        13,462              139           9,587
                                                                         --------         --------        --------
        Net cash utilized by operating activities                         (26,148)          (5,428)           (218)
                                                                         --------         --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                         24,500            4,000            --
     Net proceeds from sale of common units                                 3,000             --              --
                                                                         --------         --------        --------
        Net cash provided by financing activities                          27,500            4,000            --
                                                                         --------         --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,352           (1,428)           (218)

     Cash and cash equivalents at beginning of period                        --              2,780           1,401
                                                                         --------         --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,352         $  1,352        $  1,183
                                                                         ========         ========        ========


                            See accompanying notes.

                                TWIN LAKES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)


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

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.


NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, the Company received $6,000, $3,000, $2,500, $2,000 and
$7,000, respectively, for operating expenses from Estancia LLC, an entity established by its President for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. The Company received an additional loan of $4,000 on February 28, 2003. Dr. Thomas, the President, has agreed to extend the due date of each loan until October 31, 2004 unless the Company completes a business combination earlier. If the Company does complete a business combination, then it will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor the Company would consider in evaluating potential combinations. Copies of the loans and the extension agreement were filed as exhibits to the Company's Registration Statement on Form 10-SB.


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

                                TWIN LAKES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY (Continued):

As of the date of this quarterly report, the Company has authorized 1,000,000 Class A Warrants, all of which were issued and held by four persons. The Class A Warrants are exercisable for four years, from the effective date of the Company's Form 10-SB on January 12, 2003, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

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

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  31.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 18, 2003            Twin Lakes, Inc.


                                  By: /s/ Johnny Thomas
                                     -------------------------------------------
                                       Johnny Thomas, President and Treasurer
                                            (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB
                          Quarter Ended June 30, 2003

                                 EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

  31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.