Form 10QSB
period 2003-09-30
TWIN LAKES INC
filed 2003-11-13
CIK 1123457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2003

                                Table of Contents

                                                                                                                        Page
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002................................              3
   Statements of Operations - Cumulative During the Development Stage (January 28, 2000 to
     September 30, 2003) and for the Three and Nine Months Ended September 30, 2003 and
     2002 (Unaudited).......................................................................................              4
   Statements of Cash Flows - Cumulative During the Development Stage (January 28, 2000 to
     September 30, 2003) and for the Nine Months Ended September 30, 2003 and 2002
     (Unaudited)............................................................................................              5
   Notes to Interim Financial Statements (Unaudited)........................................................              6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................              8
Item 3.  Controls and Procedures............................................................................              8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................              9
Item 2.  Changes in Securities..............................................................................              9
Item 3.  Defaults Upon Senior Securities....................................................................              9
Item 4.  Submission of Matters to a Vote of Security Holders................................................              9
Item 5.  Other Information..................................................................................              9
Item 6.  Exhibits and Reports on Form 8-K...................................................................              9

SIGNATURES..................................................................................................             10

EXHIBIT INDEX...............................................................................................             11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                    September 30,         December 31,
                                                                                       2003                  2002
                                                                                    -------------         ------------
                                                                                     (Unaudited)
                              - ASSETS -
CURRENT ASSETS:
   Cash                                                                                 $    920            $  2,780
                                                                                        --------            --------

TOTAL ASSETS                                                                            $    920            $  2,780
                                                                                        ========            ========


          - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                                               $ 16,349            $ 13,323
   Loan payable - shareholder                                                             26,100              20,500
                                                                                        --------            --------
TOTAL CURRENT LIABILITIES                                                                 42,449              33,823
                                                                                        --------            --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued                  -                   -
   Common stock, $.001 par value; 40,000,000 shares authorized, 3,000,000
     shares issued and outstanding                                                         3,000               3,000
   Deficit accumulated during the development stage                                      (44,529)            (34,043)
                                                                                        --------            --------
                                                                                         (41,529)            (31,043)
                                                                                        --------            --------

                                                                                        $    920            $  2,780
                                                                                        ========            ========


                            See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Cumulative
                                           During the
                                           Development
                                             Stage
                                          (January 28,            For The Three Months                     For The Nine Months
                                            2000 to                Ended September 30,                     Ended September 30,
                                          September 30,        -----------------------------          -----------------------------
                                              2003)               2003               2002                2003               2002
                                              -----               ----               ----                ----               ----

REVENUES                                    $       -          $       -           $       -          $       -           $       -
                                            ---------          ---------           ---------          ---------           ---------

COSTS AND EXPENSES:
     Filing fees                                3,358                  -                   -                135                 135
     Professional fees                         28,575              2,340               2,500              5,400              10,000
     Other expenses                             9,901              2,187                 715              3,854               2,597
     Interest expense                           2,695                392                 202              1,097                 490
                                            ---------          ---------           ---------          ---------           ---------
                                               44,529              4,919               3,417             10,486              13,222
                                            ---------          ---------           ---------          ---------           ---------

NET LOSS                                    $ (44,529)         $  (4,919)          $  (3,417)         $ (10,486)          $ (13,222)
                                            =========          =========           =========          =========           =========

LOSS PER SHARE
     Basic and Diluted                      $    (.01)         $       -           $       -          $       -           $       -
                                            =========          =========           =========          =========           =========
     Weighted average number of
       common shares outstanding            3,000,000          3,000,000           3,000,000          3,000,000           3,000,000
                                            =========          =========           =========          =========           =========


                            See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Cumulative During the
                                                                   Development Stage          For The Nine Months Ended
                                                                  (January 28, 2000 to              September 30,
                                                                     September 30,            -------------------------
                                                                         2003)                     2003           2002
                                                                         -----                     ----           ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            (44,529)               $(10,486)       $(13,222)
     Adjustment to reconcile net loss to net cash utilized by
      operating activities
       Increase in accrued expenses                                       16,349                   3,026          11,039
                                                                        --------                --------        --------
        Net cash utilized by operating activities                        (28,180)                 (7,460)         (2,183)
                                                                        --------                --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                        26,100                   5,600           2,000
     Net proceeds from sale of common units                                3,000                      -               -
                                                                        --------                --------        --------
        Net cash provided by financing activities                         29,100                   5,600           2,000
                                                                        --------                --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         920                  (1,860)           (183)

     Cash and cash equivalents at beginning of period                         -                    2,780           1,401
                                                                        --------                --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    920                $    920        $  1,218
                                                                        ========                ========        ========

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes, Inc. (the "Company") was organized in the state of Nevada on January 28, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.


NOTE 2 - LOAN PAYABLE - SHAREHOLDER:

On August 23, 2000, September 7, 2000, February 20, 2001, August 31, 2002 and October 31, 2002, the Company received $6,000, $3,000, $2,500, $2,000 and
$7,000, respectively, for operating expenses from Estancia LLC, an entity established by its President for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. The Company received additional loans of $4,000 and $1,600 on February 28, 2003 and September 30, 2003, respectively. Dr. Thomas, the President, has agreed to extend the due date of each loan until October 31, 2004 unless the Company completes a business combination earlier. If the Company does complete a business combination, then it will seek to have the target business repay the loans. Although this is not a requirement for the completion of a business combination, it is a factor the Company would consider in evaluating potential combinations. Copies of the loans and the extension agreement were filed as exhibits to the Company's Registration Statement on Form 10-SB and its Annual Report on Form 10-KSB.

In October 2003, subsequent to the balance sheet date, the Company received an additional loan of $4,000 from Estancia LLC.


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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

       31.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



Dated: November 13, 2003        Twin Lakes, Inc.


                                By: /s/ Johnny Thomas
                                    --------------------------------------------
                                      Johnny Thomas, President and Treasurer
                                          (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                TWIN LAKES, INC.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2003

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

   31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1       Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.