Form 10KSB
period 2003-12-31
TWIN LAKES INC
filed 2004-03-29
CIK 1123457

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-50085

                                Twin Lakes, Inc.
                                ----------------
                 (Name of Small Business Issuer in its Charter)



           Nevada                                          88-0462760
------------------------------                   ----------------------------
State or other jurisdiction of                   I.R.S. Employer Identification
incorporation or organization                                Number

 545 Madison Avenue, 6th Floor
      New York, New York                                    10022
    ----------------------                               -------------
Address of principal executive office                      Zip Code


Issuer's telephone number:  (212) 755-4243

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

C
heck if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.
 X
---

The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.

As of March 26, 2004, 3,000,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 60,000 shares.

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

            Pursuant to a Stock  Purchase  Agreement  effective as of January 8,
2004 (the "Stock Purchase Agreement"), Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-KSB.

            Effective upon the closing of this transaction (the "Sale"),  Arnold
P. Kling joined the Company as President, Treasurer and as Chairman of the Board of Directors, John R. D'Angelo was appointed Secretary of the Company and Kirk
M. Warshaw was appointed Chief Financial Officer of the Company. Johnny R. Thomas resigned as President, as Chairman and as Treasurer of the Company. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

         o    stage of development of the target business;

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

         Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

         Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

Item 2. Description of Property

         During the fiscal year ended December 31, 2003, we operated from our former president, Johnny R. Thomas' residence and no rent was charged by Mr. Thomas for such use. Following the Buyer's acquisition of a majority of the outstanding securities of the Company on January 8, 2004, we relocated our office to 545 Madison Avenue, 6th Floor, New York, New York 10022, Tel.: (212) 755-4243, within offices leased to an affiliated company of Arnold Kling, the President, Treasurer and Chairman of the Board of the Company. There is no rent presently being charged for use of such space which is on an oral month to month basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of stockholders in the fourth quarter of 2003. Pursuant to the Stock Purchase Agreement, all of the stockholders of the Company agreed to sell substantially all of their shares to the Buyer in the Sale.

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

Recent Sales of Unregistered Securities

         The following information relates to the sales of unregistered securities by the Company since inception through the period ended December 31, 2003. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

         On January 28, 2000, upon the formation of the company, Johnny R. Thomas, founder and then Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of common stock and 986,667 Class A Warrants from the company for an aggregate of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

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

General

         Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and proposed financing, which was later withdrawn. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

            As of December 31, 2003, we had not incurred any material costs or expenses other than those associated with formation of the Company, and we had cash on hand of $1,409. Previously, from August 2000 through October 31, 2002, we received an aggregate of $20,500 for operating expenses. The loans were made by Estancia LLC, an entity established by Johnny R. Thomas, the Company's former President for estate planning purposes. During 2003, Estancia LLC loaned the Company an additional sum of $9,600 to enable the Company to pay accounting and related professional fees and together with the prior loans aggregated $30,100 (all of such loans are referred to as the "Loans").

            On January 8, 2004, the Sellers effected the Sale to the Buyers. In connection with the Sale, all of the Loans were satisfied released in full as of the date of the closing. Following the Sale, Dr. Thomas appointed Arnold Kling as President, Treasurer and Chairman of the Board and Dr. Thomas resigned as President, Treasurer and sole director of the Board of Directors of the Company. In connection with Mr. Kling's executive and directorship appointments, John D'Angelo was appointed as Secretary of the Company and Kirk Warshaw was appointed as Chief Financial Officer of the Company. Over the next 12 months, we anticipate continuing to seek a business combination. We do not anticipate making any significant changes in the number of employees, so long as we are seeking and evaluating business opportunities. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Although this is not a requirement for the completion of a business combination, it is a factor we would consider in evaluating potential combinations.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

Equipment and Employees

         As of December 31, 2003, we had no operating business and thus no equipment and no employees, other than our former president, Dr. Thomas, who did not receive a salary. Likewise, Mr. Arnold Kling, Mr. John D'Angelo and Mr. Kirk Warshaw, the new President, Secretary and Chief Financial Officer of the Company, respectively do not receive any salary. We do not intend to develop our own operating business but instead plan to merge with another company.

Expenses for Years Ended December 31, 2003 and December 31, 2002

         Net cash used in operating activities for the twelve months ended December 31, 2003 was $10,971, compared to $7,621 for the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, the Company had no revenues but received $9,600 in loans for operating expenses from an entity established by our former president for estate planning purposes. As a result, cash on hand decreased by $1,371 for the twelve months ended December 31, 2003 to $1,409.

         The operating expenses of $10,794 for the twelve month period ended December 31, 2003 and $20,091 for the twelve months ended December 31, 2002 resulted primarily from accounting/auditing, legal and general administrative expenses.

                                  RISK FACTORS

We Have No Operating History or Basis for Evaluating Prospects

         We were incorporated in January 2000 and we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President, Arnold Kling, was only appointed in January 2004 and has had a minimal period of time to evaluate the

Company's merger prospects. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

         We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

         Our ability to effect a merger will be dependent upon the efforts of our President and sole director, Arnold Kling, our Chief Financial Officer, Kirk Warshaw, and our Secretary, John D'Angelo. Notwithstanding the importance of Mr. Kling, Mr. Warshaw and Mr. D'Angelo, we have not entered into any employment agreement or other understanding with Mr. Kling, Mr. Warshaw or Mr. D'Angelo concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Kling, Mr. Warshaw or Mr. D'Angelo will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Kling, Mr. Warshaw and Mr. D'Angelo and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Change Upon the Consummation of a Merger

         After the closing of a merger, our current management will not retain any control over the Company. Mr. Kling intends to resign as the President, Treasurer and director of the Company and Mr. Warshaw intends to resign as Chief Financial Officer and Mr. D'Angelo intends to resign as Secretary. It is impossible to know at this time who the management of the Company will be after the close of a merger.

Recent Rulemaking Has Made it More Difficult for Us to Establish a Trading Market for Our Common Stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

         An evaluation was performed, as of March 16, 2004, under the supervision of Arnold P. Kling, our President, treasurer and director, and Kirk
M. Warshaw, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Mr. Kling and Mr. Warshaw have concluded that our disclosure controls and procedures were effective as of March 16, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 16, 2004.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information concerning the officers and sole director of the Company as of March [], 2004:

Name                   Age   Title
----                   ---   -----

Arnold P. Kling         45    Chief Executive Officer, President, Treasurer and
                              Sole Director
Kirk M. Warshaw         45    Chief Financial Officer
John R. D'Angelo        47    Secretary

            Arnold P. Kling, President, Treasurer and sole director of the Company since January 8, 2004. Since 1999, Arnold P. Kling has been the President of Adelphia Holdings, LLC, a merchant-banking firm. Prior to joining Adelphia Holdings, from 1995 to 1999 he was managing director and general counsel of GH Venture Partners, LLC, a private equity and merchant banking boutique, and from 1993 to 1995 he was Executive Vice President and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and entertainment/multimedia company, and prior to that the practiced corporate law as a partner with Newman, Tannenbaum, Helpern, Syracuse & Hirschtritt in New York.

            Kirk M. Warshaw, Chief Financial Officer of the Company since January 8, 2004. Since 2000 he has been a managing director of Adelphia Holdings, LLC. During the past ten years, Mr. Warshaw has been rendering financial advisory and accounting services to a variety of businesses, including radio stations and banks. Mr. Warshaw is a certified public accountant.

            John R. D'Angelo, Secretary of the Company since January 8, 2004. Since 2002 he has been a managing director of Adelphia Holdings, LLC. Prior to joining Adelphia Holdings, from 1998 to 2001 he was general counsel of Magnum Sports & Entertainment, Inc., a Nasdaq listed entertainment company and previously he practiced law, including bankruptcy and litigation law as an associate at Davis Polk & Wardwell.

            Mr. Kling, Mr. Warshaw and Mr. D'Angelo are not required to commit their full time to the affairs of the Company and it is likely that they will not devote a substantial amount of time to the affairs of the Company.

Meetings of the Board

       Effective January 8, 2004, our sole director is Mr. Kling and in 2003 our sole director was Mr. Thomas. As of March 19, 2004, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including the Sale and all agreements related thereto. As we only have one board member, we do not have separate or independent audit or compensation committees.

Item 10.  Executive Compensation

       Arnold Kling, Kirk Warshaw and John D'Angelo are the sole officers of the Company and Arnold Kling is the sole director of the Company. None of them receives any compensation for their services on behalf of the Company. Since our inception, we have paid no cash compensation to our officers or directors. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 19, 2004 regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this Form 10-KSB and as adjusted to give pro forma effect, to the exercise of Class A warrants.

                                       Amount and
                                        Nature of           Percentage of
                                       Beneficial            Outstanding
Name                                  Ownership (1)        Shares Owned (2)
----                                  -------------       ----------------
Turquoise Partners, LLC (3)           3,940,000(4)                98%
545 Madison Avenue, 6th Floor
New York, New York 10022

All Officers and                      3,940,000(5)                98%
Directors as a Group
(3 persons)

-------------
(1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a securityholder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other securityholder.

(2) Based on 3,000,000 shares issued and outstanding as of the date of this filing and up to 1,000,000 shares issuable upon exercise of Class A Warrants.

(3) Arnold P. Kling, is the managing member of Turquoise Partners, LLC and he is the President, Treasurer and sole director of the Company.

(4) Consists of 2,940,000 shares of common stock and 1,000,000 shares issuable upon exercise of Class A Warrants.

(5) Turquoise Partners, LLC owns 2,940,000 shares of common stock of the Company and 1,000,000 shares issuable upon exercise of Class A Warrants. Mr. Arnold Kling is the managing member of Turquoise Partners, LLC and he is the President, Treasurer and sole director of the Company.


Item 12. Certain Relationships and Related Transactions

         On January 28, 2000, upon the formation of the company, Johnny R. Thomas, founder and then Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of common stock and 986,667 Class A Warrants from the company for an aggregate of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

         In October 2002, Estancia LLC transferred an aggregate of 750,000 shares of Common Stock and 250,000 Class A Warrants to SBK Investment Partners, an affiliate of then counsel to the Company, and its assignee for consulting services rendered.

         During the fiscal year ended December 31, 2003, we utilized Dr. Thomas' residence as our office and we did not have any lease nor were we obligated to pay any rent for such use. Effective January 8, 2004, we relocated our office to 545 Madison Avenue, 6th floor, New York, New York 10022, which is leased to an affiliated company of Mr. Arnold Kling, our president and sole director, is a partner. There is no current lease for our use of this space which is a month to month use.

         On August 23, 2000,  September 7, 2000,  February 20, 2001,  August 31,
2002 and October  31,  2002,  we received  $6,000,  $3,000,  $2,500,  $2,000 and
$7,000, respectively, for operating expenses from Estancia LLC, an entity established by Dr. Thomas for estate planning purposes. These loans were originally repayable on December 31, 2002 and bear interest at a rate of 6% per annum. We received additional loans aggregating $9,600 in 2003 from Estancia LLC. Estancia LLC released the Company from any obligation to repay any of these loans in connection with the Sale to the Buyer.

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

      3.2          By-Laws of the registrant. (1)

      4.1          Specimen Common Share Certificate. (1)

      4.2          Specimen of Class A Warrant Certificate. (1)

      4.3          Specimen of Class B Warrant Certificate. (1)

      4.4 Stock Purchase Agreement dated as of January 8, 2004 among Turquoise Partners, LLC, Johnny R. Thomas, Estancia LLC, Snow Becker Krauss, P.C., and SBK Investment Partners*

     31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

     31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

     32.1          Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                   Section 1350*

     32.2          Certificate of Chief Financial Officer pursuant  to 18 U.S.C.
                   Section 1350*

*        Filed with this report

(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on November 12, 2002.

(b)      Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2003.

            On January 22, 2004, we filed a Current Report on Form 8-K with respect to Items 5 & 7 related to Turquoise Partners, LLC's acquisition of substantially all of the Company's outstanding common stock and all of the Class A warrants to acquire common stock owned by Johnny R. Thomas, Estancia LLC, Snow Becker Krauss, P.C., and SBK Investment Partners.

Item 14. Principal Accountant Fees and Services:

Audit Fees:

         The company paid audit and financial statement review fees totaling $4,060 and $1,875 for the years ended December 31, 2003 and 2002, respectively to Lazar Levine & Felix LLP, our current independent accountants.

Audit-Related Fees:

         None

Tax Fees:

         The company paid tax preparation fees totaling $500 and $300 for the years ended December 31, 2003 and 2002, respectively, to Lazar Levine & Felix LLP, our current independent accountants.

All Other Fees:

         None.

Audit Committee Policies and Procedures:

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

                                TWIN LAKES, INC.
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)





                                      INDEX

                                                                                               PAGE(S)
Independent Auditors' Report                                                                     F-2.

Financial Statements:

   Balance Sheets as of December 31, 2003 and 2002                                               F-3.
   Statements of Operations for the Period from Inception, January 28, 2000 to December 31, 2003 (the development stage) and the Years Ended
    December 31, 2003 and 2002                                                                   F-4.

   Statement of Stockholders' Equity for the Period from Inception, January 28, 2000
    to December 31, 2003                                                                         F-5.

   Statements of Cash Flows for the Period from  Inception,  January 28, 2000 to
    December 31, 2003 (the development stage) and the Years Ended

    December 31, 2003 and 2002                                                                   F-6.

Notes to Financial Statements                                                                    F-7.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Twin Lakes, Inc.
New York, New York


We have audited the accompanying balance sheets of Twin Lakes, Inc. (a development stage company), as of December 31, 2003 and 2002, the related statements of operations and cash flows for the years then ended and the statements of operations, cash flows and stockholders' equity for the period from inception (January 28, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Twin Lakes, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 28, 2000. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              -----------------------------
                                              LAZAR LEVINE & FELIX LLP

New York, New York
March 12, 2004

                                TWIN LAKES, INC.
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                                                                                               2003               2002
                                                                                            ----------         ----------
                                                  - ASSETS -
CURRENT ASSETS:
     Cash                                                                                   $    1,409         $    2,780
                                                                                            ----------         ----------


TOTAL ASSETS                                                                                $    1,409         $    2,780
                                                                                            ==========         ==========



                                  - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                                       $   10,000         $   13,323
     Loans payable - stockholder (Note 3)                                                        -                 20,500
                                                                                            ----------         ----------
TOTAL CURRENT LIABILITIES                                                                       10,000             33,823
                                                                                            ----------         ----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4):
     Preferred stock, $.001 par value; 8,000,000 shares authorized,
       none issued                                                                               -                  -
     Common stock, $.001 par value; 40,000,000 shares authorized,
       3,000,000 shares issued and outstanding                                                   3,000              3,000
     Additional paid-in capital (Note 3)                                                        33,246               -
     Deficit accumulated during the development stage                                          (44,837)           (34,043)
                                                                                            ----------         ----------
                                                                                                (8,591)           (31,043)
                                                                                            ----------         ----------

                                                                                            $    1,409         $    2,780
                                                                                            ==========         ==========

                                TWIN LAKES, INC.
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                   CUMULATIVE DURING THE
                                     DEVELOPMENT STAGE                Year Ended December 31,
                                    (JANUARY 28, 2000 TO        ---------------------------------
                                     DECEMBER 31, 2003)               2003             2002
                                  --------------------------    ---------------     -------------
REVENUES                               $      -                 $       -           $      -
                                       --------------           -------------       -------------

COSTS AND EXPENSES:
     Professional fees                         26,421                   3,246              16,425
     Filing fees                                3,358                     135                 135
     Other expenses                            11,912                   5,865               2,786
     Interest expense                           3,146                   1,548                 745
                                       --------------           -------------       -------------
                                               44,837                  10,794              20,091
                                       --------------           -------------       -------------

NET LOSS                               $      (44,837)          $     (10,794)      $     (20,091)
                                       ==============           =============       =============


(LOSS) PER SHARE                                $(.01)                  $(.00)              $(.01)
                                               ======                  ======              ======

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                    3,000,000               3,000,000           3,000,000
                                            =========               =========           =========

                                TWIN LAKES, INC.
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------



                                                                                                    DEFICIT
                                                                                             ACCUMULATED
                                                                             ADDITIONAL       DURING THE     STOCKHOLDERS'
                                                                              PAID-IN      THE DEVELOPMENT      EQUITY
                                              COMMON SHARES                   CAPITAL           STAGE          (DEFICIT)
                                      --------------------------------     --------------    ------------    -------------
                                         NUMBER             AMOUNT
                                      --------------------------------
At inception, January 28, 2000                -          $      -          $       -         $    -          $     -

Issuance of common units (Note 4)        3,000,000               3,000             -              -                  3,000

Net loss for period ended
   December 31, 2000                          -                 -                  -              (10,527)         (10,527)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2000             3,000,000               3,000             -              (10,527)          (7,527)

Net loss for year ended
   December  31, 2001                         -                 -    -             -               (3,425)          (3,425)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2001            3,000,000                3,000             -              (13,952)         (10,952)

Net loss for year ended
   December  31, 2002                         -                 -                  -              (20,091)         (20,091)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2002             3,000,000               3,000             -              (34,043)         (31,043)

DEBT AND RELATED INTEREST
   CONVERTED TO EQUITY                        -                 -                  33,246         -                 33,246

NET LOSS FOR YEAR ENDED
   DECEMBER  31, 2003                         -                 -                                 (10,794)         (10,794)
                                      ------------       -------------     --------------    ------------    -------------

BALANCE AT DECEMBER 31, 2003             3,000,000       $       3,000     $       33,246    $    (44,837)   $      (8,591)
                                      ============       =============     ==============    ============    =============

                                TWIN LAKES, INC.
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                  CUMULATIVE DURING THE
                                                                    DEVELOPMENT STAGE           Year Ended December 31,
                                                                   (JANUARY 28, 2000 TO    -------------------------------
                                                                    DECEMBER 31, 2003)         2003               2002
                                                                 ------------------------  ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $    (44,837)         $    (10,794)      $    (20,091)
     Adjustment to reconcile net loss to net cash utilized by
       operating activities:
       Increase in accrued expenses                                        13,146                  (177)            12,470
                                                                     ------------          ------------       ------------
         NET CASH UTILIZED BY OPERATING ACTIVITIES                        (31,691)              (10,971)            (7,621)
                                                                     ------------          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholders' loans                                     30,100                 9,600              9,000
     Sale of common units                                                   3,000                    -                  -
                                                                     ------------          ------------       ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                         33,100                 9,600              9,000
                                                                     ------------          ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,409                (1,371)             1,379

     Cash and cash equivalents at beginning of period                       -                     2,780              1,401
                                                                     ------------          ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      1,409          $      1,409       $      2,780
                                                                     ============          ============       ============

                                 TWIN LAKES INC.
                                 ---------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


NOTE 1 - DESCRIPTION OF COMPANY:

         Twin Lakes Inc. (the "Company") was organized in the state of Nevada on January 28, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle. See Note 5 - Subsequent Event.

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

     (b) STATEMENTS OF CASH FLOWS:

         For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     (c) EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

     (d) RECLASSIFICATIONS:

              Certain  items  on  the  2002  financial   statements   have  been
reclassified to conform to the 2003 presentation.

                                 TWIN LAKES INC.
                                 ---------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2003 AND 2002
                           --------------------------


NOTE 3 - LOANS PAYABLE - STOCKHOLDER:

         As of December 31, 2003 and 2002, the Company was indebted to a shareholder in the amounts of $30,100 and $20,500, respectively. These loans were provided for operating expenses by Estancia LLC, an entity established by the Company's then President for estate planning purposes. The loans bear interest at a rate of 6% per annum. The note holder had agreed to extend the due date of each loan until October 31, 2004 unless the Company completes a business combination earlier. Interest accrued and unpaid as of December 31, 2003 and 2002 aggregated $3,146 and $1,598, respectively.

         As a condition to the transaction entered into on January 8, 2004, subsequent to the balance sheet date, (see Note 5), the note holder was required to reduce the loan balance to zero and as such, the Company recorded the loan and accrued interest as additional paid-in capital in 2003.

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

         The Company has authorized 1,000,000 Class A Warrants, all of which were issued and held by four persons. The Class A Warrants are exercisable for four years, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. The Company has also authorized 1,000,000 Class B Warrants, none of which are issued and outstanding. The Company has the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the warrants, which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

NOTE 5 - SUBSEQUENT EVENT:

         On January 8, 2004, subsequent to the balance sheet date, Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company, through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company, representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from the former President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional corporation organized under the laws of New York and SBK Investment Partners, a partnership organized under the laws of New York (collectively, the "Sellers"), pursuant to a definitive stock purchase agreement dated as of January 8, 2004. The Sellers retained an aggregate of 60,000 shares of common stock of the Company representing 2% of the outstanding common stock, and together with the Buyer, which is not an operating entity, constitute all of the shareholders of the Company as of the date of the transaction.

                                     Signatures

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TWIN LAKES, INC.

Date: March 26, 2004             By: /s/ Arnold P. Kling
                                    -------------------------------------------
                                    Arnold P. Kling, President and Treasurer

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2004             By: /s/ Arnold P. Kling
                                    -------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Date: March 26, 2004             By: /s/ Kirk M. Warshaw
                                    -------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)