Form 10QSB
period 2004-03-31
TWIN LAKES INC
filed 2004-05-13
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2004

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

                          545 Madison Avenue, 6th Floor
                            New York, New York 10022
                    (Address of principal executive offices)

                   (212) 755-6363 (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 13, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2004

                                Table of Contents


PART I                                                                      PAGE

ITEM 1. FINANCIAL STATEMENTS
        BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED)
        AND December 31, 2003                                                 3.
        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
        ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)                             4.
        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
        ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)                             5.
        NOTES TO INTERIM FINANCIAL STATEMENTS                                 6.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  7.
ITEM 3. CONTROLS AND PROCEDURES                                              10.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                    10.
ITEM 2. CHANGE IN SECURITIES                                                 10.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      10.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DISCLOSURES      10.
ITEM 5. OTHER INFORMATION                                                    10.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     10.

SIGNATURES                                                                   11.
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2004          2003
                                                      -----------   ------------
                                                      (Unaudited)

- ASSETS -
CURRENT ASSETS:
     Cash                                               $    782      $  1,409
                                                        --------      --------

TOTAL ASSETS                                            $    782      $  1,409
                                                        ========      ========

- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                $ 12,766      $ 10,000
  Loan payable - shareholder (Note 2)
                                                           6,000            --
                                                        --------      --------
TOTAL CURRENT LIABILITIES                                 18,766        10,000
                                                        --------      --------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                      --            --
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
     shares issued and outstanding                         3,000         3,000
Additional paid in capital (Note 2)                       33,246        33,246
Deficit accumulated during the development stage         (54,230)      (44,837)
                                                        --------      --------
                                                         (17,984)       (8,591)
                                                        --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY          $    782      $  1,409
                                                        ========      ========



                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Cumulative
                                During the
                             Development Stage
                             (January 28, 2000        For The Three Months
                                to March 31,             Ended March 31,
                                   2004              2004               2003
                             ------------------   -----------       -----------
REVENUES                            $-                $-                 $-
                                -----------       -----------       -----------
COSTS AND EXPENSES:
   Filing fees                        6,985             3,627               135
   Professional fees                 32,089             5,668             1,000
   Other expenses                    11,970                58               175
   Interest expense                   3,186                40               338
                                -----------       -----------       -----------
                                     54,230             9,393             1,648
                                -----------       -----------       -----------

NET LOSS                        $   (54,230)      $    (9,393)      $    (1,648)
                                ===========       ===========       ===========

LOSS PER SHARE
    Basic and Diluted           $      (.02)          $-                 $-
                                ===========       ===========       ===========
Weighted average number of
common shares outstanding         3,000,000         3,000,000         3,000,000
                                ===========       ===========       ===========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Cumulative During the
                                                      Development Stage         For The Three Months
                                                     (January 28, 2000 to          Ended March 31,
                                                        March 31, 2004)          2004          2003
                                                           --------             -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               (54,230)            $(9,393)      $(1,648)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Increase in accrued expenses                            15,912               2,766          (728)
                                                           --------             -------       -------
        Net cash utilized by operating activities           (38,318)             (6,627)       (2,376)
                                                           --------             -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                           36,100               6,000         4,000
     Net proceeds from sale of common units                   3,000                  --            --
                                                           --------             -------       -------
        Net cash provided by financing activities            39,100               6,000         4,000
                                                           --------             -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            782                (627)        1,624

     Cash and cash equivalents at beginning of period            --               1,409         2,780
                                                           --------             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    782             $   782       $ 4,404
                                                           ========             =======       =======


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

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

Pursuant to a Stock Purchase Agreement effective as of January 8, 2004, Turquoise Partners, LLC, a New York limited liability company, acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-QSB.

Effective upon the closing of this transaction, (the "Sale"), Arnold P. Kling joined the Company as President, Treasurer and as Chairman of the Board of Directors, John R. D'Angelo was appointed Secretary of the Company and Kirk M. Warshaw was appointed Chief Financial Officer of the Company. Johnny R. Thomas resigned as President, as Chairman and as Treasurer of the Company. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

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

NOTE 2 - LOAN PAYABLE - SHAREHOLDER:

In 2000 through 2003, the Company received an aggregate of $30,100 in loans from Estancia LLC, an entity established by its former President, Dr. Thomas for estate planning purposes for operating expenses (collectively, the "Loans"). In connection with the Sale, all the Loans, including any accrued interest were reduced to zero and as such, the Company recorded the loan and accrued interest as additional paid-in capital.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


On February 27, 2004 Turquoise Partners, LLC loaned the Company $6,000. The loan accrues interest at 7% per annum which shall be repaid upon the maturity of the loan on its first anniversary.


NOTE 3 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-QSB, 3 million shares of common stock (held by five holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company has no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended December 31, 2003, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Pursuant  to a Stock  Purchase  Agreement  effective  as of January 8, 2004 (the
"Stock Purchase Agreement"), Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-QSB.

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


Three months ended March 31, 2004 compared to three months ended March 31, 2003

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended March 31, 2004 and the three months ended March 31, 2003. Total expenses for the three months ended March 31, 2004 increased to $9,393 as compared to $1,648 for the 2003 period. These expenses constituted professional and administrative fees and were greater than the professional and administrative fees incurred during the 2003 period because of additional professional and filing fees associated with the Sale.

Liquidity and Capital Resources

The Company's principal source of operating capital has been provided in the form of loans from a prior stockholder, Estancia LLC. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2004, the Company had cash of $782 and negative working capital of $17,984.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments, although the Company presently is not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.



Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2004.


Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

None.

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

     (b) Reports on Form 8-K.

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


Dated: May 13, 2004             Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the corporation and in the capacities indicated.

Dated: May 13, 2004             Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Dated: May 13, 2004             Twin Lakes, Inc.


                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)