Form 10QSB
period 2004-06-30
TWIN LAKES INC
filed 2004-08-09
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2004

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

                                 (212) 755-4243
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2004

                                Table of Contents

PART I                                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS
        BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED)
        AND DECEMBER 31, 2003                                                 3.
        Statements of Operations - Cumulative                                 4.
        During the Development Stage (January 28, 2000
        to June 30, 2004) and for the Three and Six Months Ended
        June 30, 2004 and 2003 (UNAUDITED)
        Statements of Cash Flow - Cumulative During the                       5.
        Development Stage (January 28, 2000 to June 30, 2004)
        and for the Six Months Ended
        June 30, 2004 and 2003 (UNAUDITED)
        Notes to Interim Financial Statements (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  7.
ITEM 3. CONTROLS AND PROCEDURES                                              10.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                    10.
ITEM 2. CHANGE IN SECURITIES                                                 10.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      10.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DISCLOSURES      10.
ITEM 5. OTHER INFORMATION                                                    10.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     10.

SIGNATURES
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2004           2003
                                                       --------       --------
                                                     (Unaudited)
- ASSETS -
CURRENT ASSETS:
   Cash                                                $    720       $  1,409
                                                       --------       --------
TOTAL ASSETS
                                                       $    720       $  1,409
                                                       ========       ========
- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities               $ 10,841       $ 10,000
  Loan payable - shareholder (Note 2)                    11,000             --
                                                       --------       --------
TOTAL CURRENT LIABILITIES                                21,841         10,000
                                                       --------       --------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                     --             --
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
   shares issued and outstanding                          3,000          3,000
Additional paid in capital (Note 2)                      33,246         33,246
Deficit accumulated during the development stage        (57,367)       (44,837)
                                                       --------       --------
                                                        (21,121)        (8,591)
                                                       --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY         $    720       $  1,409
                                                       ========       ========


                             See accompanying notes.

                                          TWIN LAKES, INC.
                                   (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                            Cumulative
                                            During the
                                            Development
                                               Stage
                                         (January 28, 2000
                                         to June 30, 2004)

                                                  For the Three                 For the Six
                                                  Months Ended                  Months Ended
                                               2004           2003           2004           2003
                                            -------------------------     -------------------------
                             ----------     ----------     ----------     ----------     ----------
REVENUES                     $       --     $       --     $       --     $       --     $       --
                             ----------     ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
     Filing fees                  8,185          1,200             --          4,827            135
     Professional fees           33,839          1,750          2,060          7,418          3,060
     Other expenses              12,049             79          1,492            137          1,667
     Interest expense             3,294            108            367            148            705
                             ----------     ----------     ----------     ----------     ----------
                             $   57,367          3,137          3,919         12,530          5,567
                             ----------     ----------     ----------     ----------     ----------

NET LOSS                     $  (57,367)    $   (3,137)    $   (3,919)    $  (12,530)    $   (5,567)
                             ==========     ==========     ==========     ==========     ==========

LOSS PER SHARE
     Basic and Diluted       $     (.02)    $     0.00     $     0.00     $     0.00     $     0.00
                             ==========     ==========     ==========     ==========     ==========
Weighted average number of
common shares outstanding     3,000,000      3,000,000      3,000,000      3,000,000      3,000,000
                             ==========     ==========     ==========     ==========     ==========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Cumulative During the
                                                   Development Stage     For The Six Months
                                                 (January 28, 2000 to      Ended June 30,
                                                     June 30, 2004)        2004        2003
                                                 ----------------------  --------    -------

                                                        --------         --------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            (57,367)        $(12,530)   $(5,567)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Increase in accrued expenses                         13,987              841        139
                                                        --------         --------    -------
        Net cash utilized by operating activities        (43,380)         (11,689)    (5,428)
                                                        --------         --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                        41,100           11,000      4,000
     Net proceeds from sale of common units                3,000               --         --
                                                        --------         --------    -------
        Net cash provided by financing activities         44,100           11,000      4,000
                                                        --------         --------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         720             (689)    (1,428)

     Cash and cash equivalents at beginning of period         --            1,409      2,780
                                                        --------         --------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    720         $    720    $ 1,352
                                                        ========         ========    =======

                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

NOTE 2 - LOAN PAYABLE - SHAREHOLDER:

In 2000 through 2003, the Company received an aggregate of $30,100 in loans from Estancia LLC, an entity established by its former President Dr. Thomas for estate planning purposes for operating expenses (collectively, the "Loans"). In connection with the Sale, all the Loans, including any accrued interest were reduced to zero and as such, the Company recorded the loan and accrued interest as additional paid-in capital.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

On February 27, 2004 Turquoise Partners, LLC loaned the Company $6,000. On June 29, 2004 Turquoise loaned an additional $5,000 to the Company. The loan accrues interest at 7% per annum which shall be repaid upon the maturity of the loan on its first anniversary.

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

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended June 30, 2004 and the three months ended June 30, 2003. Total expenses for the three months ended June 30, 2004 decreased to $3,137 as compared to $3,919 for the 2003 period. These expenses constituted professional and administrative fees and were slightly less than the professional and administrative fees incurred during the 2003 period because of smaller professional and filing fees in the administration of the Company.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Likewise, we have not had any revenues during the six months ended June 30, 2004 and the six months ended June 30, 2003. Total expenses for the six months ended June 30, 2004 increased to $12,530 as compared to $5,567 for the 2003 period. These expenses constituted professional and administrative fees and were greater than the professional and administrative fees incurred during the 2003 period because of greater professional and filing fees in the administration of the Company.

Liquidity and Capital Resources

The Company's principal source of operating capital recently has been provided in the form of loans from Turquoise Partners, LLC, an entity in which Arnold P. Kling, the President of the Company, is a member. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2004, the Company had cash of $720 and negative working capital of $21,121.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2004.

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: August 6, 2004           Twin Lakes, Inc.


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

Dated: August 6, 2004           Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                   --------------------------------------------
                                   Arnold P. Kling, President and Treasurer
                                   (Principal Executive Officer)

Dated: August 6, 2004           Twin Lakes, Inc.


                                By: /s/ Kirk M. Warshaw
                                   --------------------------------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)