Form 10QSB
period 2004-09-30
TWIN LAKES INC
filed 2004-11-12
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2004

                                Table of Contents



PART I                                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS
        BALANCE SHEETS AS OF SEPTEMBER 30, 2004 (UNAUDITED)
        AND DECEMBER 31, 2003                                              3.
        Statements of Operations - Cumulative                              4.
        During the Development Stage (January 28, 2000
        to September 30, 2004) and for the Three and Nine Months Ended September 30, 2004 and 2003 (UNAUDITED)
        Statements of Cash Flow - Cumulative During the                    5.
        Development Stage (January 28, 2000 to September 30, 2004)
        and for the Nine Months Ended
        September 30, 2004 and 2003 (UNAUDITED)
        Notes to Interim Financial Statements (UNAUDITED)                   6.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                7.
ITEM 3. CONTROLS AND PROCEDURES                                            10.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                  10.
ITEM 2. CHANGE IN SECURITIES                                               10.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    10.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DISCLOSURES    10.
ITEM 5. OTHER INFORMATION                                                  10.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   10.

SIGNATURES                                                                 11.
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                           September 30,        December 31,
                                                               2004                 2003
                                                           -------------         -----------
                                                           (Unaudited)

- ASSETS -
CURRENT ASSETS:
     Cash                                                   $     430           $  1,409
                                                            ---------           --------

  TOTAL ASSETS

                                                            $     430           $  1,409
                                                            =========           ========

- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                    $  12,538           $ 10,000
  Loan payable - shareholder (Note 2)                          13,200                  -
                                                            ---------           --------
TOTAL CURRENT LIABILITIES                                      25,738             10,000
                                                            ---------           --------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                            -                  -
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
     shares issued and outstanding                              3,000              3,000
Additional paid in capital (Note 2)                            33,246             33,246
Deficit accumulated during the development stage              (61,554)           (44,837)
                                                            ---------           --------
                                                              (25,308)            (8,591)
                                                            ---------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY              $     430           $  1,409
                                                            =========           ========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Cumulative During the
                                Development Stage
                                (January 28, 2000
                             to September 30, 2004)


                                                  For the Three       For the Nine
                                                  Months Ended        Months Ended

                                              2004        2003       2004       2003
                                           --------------------------------------------

                               ---------   ---------   ---------  ---------   ---------
REVENUES                           $-          $-         $-         $-           $-
                               ---------   ---------   ---------  ---------   ---------
COSTS AND EXPENSES:
     Filing fees                   9,637       1,452          --       6,279        135
     Professional fees            36,339       2,500       2,340       9,918      5,400
     Other expenses               12,087          38       2,187         175      3,854
     Interest expense              3,491         197         392         345      1,097
                               ---------   ---------   ---------  ----------  ---------
                               $  61,554       4,187       4,919      16,717     10,486
                               ---------   ---------   ---------  ----------  ---------

NET LOSS                       $ (61,554)  $  (4,187)  $  (4,919) $  (16,717) $ (10,486)
                               =========   =========   =========  ==========  =========

LOSS PER SHARE
     Basic and Diluted         $    (.02)  $    0.00   $    0.00  $    0.01   $    0.00
                               =========   =========   =========  =========   =========
Weighted average number of
common shares outstanding      3,000,000   3,000,000   3,000,000  3,000,000   3,000,000
                               =========   =========   =========  =========   =========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Cumulative During the
                                                          Development Stage        For The Nine Months
                                                        (January 28, 2000 to       Ended September 30,
                                                         September 30, 2004)       2004            2003
                                                       ------------------------    ----------------------

                                                              --------              --------     --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $(61,554)             $(16,717)    $(10,486)
      Adjustment to reconcile net loss to net cash
      utilized by operating activities
      Increase in accrued expenses                              15,684                 2,538        3,026
                                                              --------              --------     --------
         Net cash utilized by operating activities             (45,870)              (14,179)      (7,460)
                                                              --------              --------     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from officers' loans                             43,300                13,200        5,600
      Net proceeds from sale of common units                     3,000                     -            -
                                                              --------              --------     --------
         Net cash provided by financing activities              46,300                13,200        5,600
                                                              --------              --------     --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              430                  (979)      (1,860)

      Cash and cash equivalents at beginning of period               -                 1,409        2,780
                                                              --------              --------     --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    430              $    430     $    920
                                                              ========              ========     ========


                                 See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


On February 27, 2004 Turquoise Partners, LLC loaned the Company $6,000. On June 29, 2004 Turquoise Partners, LLC loaned an additional $5,000 to the Company. On September 30, 2004, Turquoise loaned an additional $2,200 to the Company. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary.

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

As of the date of this quarterly report, the Company has authorized 1,000,000 Class A Warrants, all of which were issued and are now held by Turquoise Partners, LLC. The Class A Warrants are exercisable for four years, from the effective date of the Company's Form 10-SB on January 12, 2003, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

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

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended September 30, 2004 and the three months ended September 30, 2003. Total expenses for the three months ended September 30, 2004 decreased to $4,187 as compared to $4,919 for the 2003 period. These expenses constituted professional and administrative fees and were slightly less than the professional and administrative fees incurred during the 2003 period because of smaller professional and filing fees in the administration of the Company.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Likewise, we have not had any revenues during the nine months ended September 30, 2004 and the nine months ended September 30, 2003. Total expenses for the nine months ended September 30, 2004 increased to $16,717 as compared to $10,486 for the 2003 period. These expenses constituted professional and administrative fees and were greater than the professional and administrative fees incurred during the 2003 period because of greater professional and filing fees in the administration of the Company.


Liquidity and Capital Resources

The Company's principal source of operating capital recently has been provided in the form of loans from Turquoise Partners, LLC, an entity in which Arnold P. Kling, the President of the Company, is a member. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2004, the Company had cash of $430 and negative working capital of $25,308.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2004.


Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 11, 2004                      Twin Lakes, Inc.


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

Dated: November 11, 2004                      Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Dated: November 11, 2004                      Twin Lakes, Inc.


                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)