Form 10KSB/A
period 2002-12-31
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_|  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-50085

                                TWIN LAKES, INC.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                    88-0462760
----------------------------------         -------------------------------------
  State or other jurisdiction of           I.R.S. Employer Identification Number
  incorporation or organization


            P.O. Box 530850                                            89053
           Henderson, Nevada                                      -------------
-------------------------------------                                Zip Code
Address of principal executive office

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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of June 11, 2003, 3,000,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 750,000 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

           EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-KSB/A

This Amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2002, is being filed since the audited financial statements have been amended to record an omitted transaction for $750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

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

We have authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-KSB/A, 3 million shares of common stock (held by four holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. We have no plans, proposals, arrangements or understandings with respect to selling our securities prior to the location of a target business.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB/A include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB/A do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

The operating expenses of $20,841 for the twelve month period ended December 31, 2002 and $3,425 for the twelve months ended December 31, 2001 resulted primarily from accounting/auditing, legal and general administrative expenses.

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

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB/A do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this Form 10-KSB/A and as adjusted to give pro forma effect, to the exercise of Class A warrants.

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

Notes to Financial Statements                                            F - 7.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                     /s/ Lazar Levine & Felix LLP
                                     ----------------------------
                                     LAZAR LEVINE & FELIX LLP

New York, New York
May 19, 2003 except for the
final paragraph of Note 4, the
date of which is January 4, 2005

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                           2002         2001
                                                                       --------     --------

                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                              $  2,780     $  1,401
                                                                       --------     --------

TOTAL ASSETS                                                           $  2,780     $  1,401
                                                                       ========     ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                  $ 13,323     $    853
     Loans payable - stockholder (Note 3)                                20,500       11,500
                                                                       --------     --------
TOTAL CURRENT LIABILITIES                                                33,823       12,353
                                                                       --------     --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4):
     Preferred stock, $.001 par value; 8,000,000 shares authorized,
       none issued                                                           --           --
     Common stock, $.001 par value; 40,000,000 shares authorized,
       3,000,000 shares issued and outstanding                            3,000        3,000
     Additional paid-in capital                                             750           --
     Deficit accumulated during the development stage                   (34,793)     (13,952)
                                                                       --------     --------
                                                                        (31,043)     (10,952)
                                                                       --------     --------

                                                                       $  2,780     $  1,401
                                                                       ========     ========

See accompanying notes

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                           Cumulative During the
                             Development Stage      Year Ended December 31,
                           (January 28, 2000 to    -------------------------
                            December 31, 2002)       2002             2001
                           ---------------------   --------         --------
REVENUES                      $     --             $     --         $     --
                              --------             --------         --------

COSTS AND EXPENSES:
     Professional fees          23,925               17,175              750
     Filing fees                 9,024                2,784            1,948
     Other expenses                245                  137               59
     Interest expense            1,599                  745              668
                              --------             --------         --------
                                34,793               20,841            3,425
                              --------             --------         --------

NET LOSS                      $(34,793)            $(20,841)        $ (3,425)
                              ========             ========         ========

See accompanying notes

                                                       TWIN LAKES, INC.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                Deficit
                                                        Common Shares        Additional   Accumulated During  Stockholders'
                                                    ---------------------      Paid-in      the Development       Equity
                                                   Number          Amount      Capital           Stage           (Deficit)
                                                   ----------------------    ----------   ------------------    ----------
At inception, January 28, 2000                            --    $      --    $      --     $      --           $      --

Issuance of common units (Note 4)                  3,000,000        3,000           --            --               3,000

Net loss for period ended December 31, 2000               --           --           --       (10,527)            (10,527)
                                                   ---------    ---------    ---------     ---------           ---------

Balance at December 31, 2000                       3,000,000        3,000           --       (10,527)             (7,527)

Net loss for year ended December 31, 2001                 --           --           --        (3,425)             (3,425)
                                                   ---------    ---------    ---------     ---------           ---------

Balance at December 31, 2001                       3,000,000        3,000           --       (13,952)            (10,952)

Share transfer for consulting services                    --           --          750            --                 750

Net loss for year ended December 31, 2002                 --           --           --       (20,841)            (20,841)
                                                   ---------    ---------    ---------     ---------           ---------

Balance at December 31, 2002                       3,000,000    $   3,000    $     750     $ (34,793)          $ (31,043)
                                                   =========    =========    =========     =========           =========

See accompanying notes

                                    TWIN LAKES, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS

                                                          Cumulative During the
                                                            Development Stage        Year Ended December 31,
                                                           (January 28, 2000 to     ------------------------
                                                            December 31, 2002)         2002         2001
                                                           ---------------------     --------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(34,793)               $(20,841)    $ (3,425)
     Adjustments to reconcile net loss to net cash
       utilized by operating activities:
       Compensatory shares                                        750                     750           --
       Increase in accrued expenses                            13,323                  12,470          668
                                                             --------                --------     --------
         Net cash utilized by operating activities            (20,720)                 (7,621)      (2,757)
                                                             --------                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholders' loans                         20,500                   9,000        2,500
     Sale of common units                                       3,000                      --           --
                                                             --------                --------     --------

         Net cash provided by financing activities             23,500                   9,000        2,500
                                                             --------                --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,780                   1,379         (257)

     Cash and cash equivalents at beginning of period              --                   1,401        1,658
                                                             --------                --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,780                $  2,780     $  1,401
                                                             ========                ========     ========

See accompanying notes

                                 TWIN LAKES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

                                 TWIN LAKES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

In October 2002, Estancia LLC transferred an aggregate of 750,000 shares of Common Stock and 250,000 Class A Warrants to SBK Investment Partners, an affiliate of counsel to the Company, and its assignee for consulting services rendered, aggregating $750.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TWIN LAKES, INC.

Date: February 25, 2005             By: /s/ Arnold Kling
                                    --------------------------------------------
                                    Arnold Kling, Chief Executive Officer,
                                    President and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2005            Twin Lakes, Inc.

                                    By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)



Dated: February 25, 2005            Twin Lakes, Inc.

                                    By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)