Form 10QSB/A
period 2003-03-31
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended: March 31, 2003

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from _________ to __________

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

            EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-QSB

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended March 31, 2003, is being filed to update audited financial information included the since the audited financial statements for 2002 were amended to record an omitted transaction for $750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

                                 TWIN LAKES INC.

                        Quarterly Report on Form 10-QSB/A
                          Quarter Ended March 31, 2003

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

                         PART II. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      March 31,  December 31,

                                                                        2003          2002
                                                                      --------      --------
                                                                    (Unaudited)

                                   - ASSETS -
CURRENT ASSETS:
   Cash                                                               $  4,404      $  2,780
                                                                      --------      --------

TOTAL ASSETS                                                          $  4,404      $  2,780
                                                                      ========      ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                             $ 12,595      $ 13,323
   Loan payable - shareholder                                           24,500        20,500
                                                                      --------      --------
TOTAL CURRENT LIABILITIES                                               37,095        33,823
                                                                      --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
     none issued                                                            --            --
   Common stock, $.001 par value; 40,000,000 shares authorized,
     3,000,000 shares issued and outstanding                             3,000         3,000
   Additional paid-in capital                                              750           750
   Deficit accumulated during the development stage                    (36,441)      (34,793)
                                                                      --------      --------
                                                                       (32,691)      (31,043)
                                                                      --------      --------

                                                                      $  4,404      $  2,780
                                                                      ========      ========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Cumulative During
                                              the Development       For The Three Months
                                                   Stage               Ended March 31,
                                           (January 28, 2000 to  ------------------------
                                              March 31, 2003)        2003               2002
                                            -------------------  -----------       -----------
REVENUES                                       $        --         $      --         $      --
                                               -----------       -----------       -----------
COSTS AND EXPENSES:
     Filing fees                                     3,358               135                --
     Professional fees                              24,925             1,000                --
     Other expenses                                  6,222               175               176
     Interest expense                                1,936               338               173
                                               -----------       -----------       -----------
                                                    36,441             1,648               349
                                               -----------       -----------       -----------
NET LOSS                                       $   (36,441)      $    (1,648)      $      (349)
                                               ===========       ===========       ===========
LOSS PER SHARE
     Basic and Diluted                         $      (.01)      $        --         $      --
                                               -----------       -----------       -----------
     Weighted average number of common
        shares outstanding                       3,000,000         3,000,000         3,000,000
                                               ===========       ===========       ===========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Cumulative During the
                                                                   Development Stage     For The Three Months Ended
                                                                 (January 28, 2000 to              March 31,
                                                                    March 31, 2003)          2003          2002
                                                                    ---------------        --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(36,441)             $ (1,648)     $   (349)
     Adjustment to reconcile net loss to net cash utilized
      by operating activities
       Compensatory shares                                                750                    --            --
       Increase (decrease) in accrued expenses                         12,595                  (728)          173
                                                                     --------              --------      --------
        Net cash utilized by operating activities                     (23,096)               (2,376)         (176)
                                                                     --------              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                     24,500                 4,000            --
     Net proceeds from sale of common units                             3,000                    --            --
                                                                     --------              --------      --------
        Net cash provided by financing activities                      27,500                 4,000            --
                                                                     --------              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,404                 1,624          (176)

     Cash and cash equivalents at beginning of period                      --                 2,780         1,401
                                                                     --------              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  4,404              $  4,404      $  1,225
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

NOTE 3 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-QSB/A, 3 million shares of common stock (held by four holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Throughout this Current Report on Form 10-QSB/A, the terms "we," "us," "our" and "our company" refers to Twin Lakes, Inc.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB/A and our Registration Statement on Form 10-SB, originally filed on November 12, 2002 and amended on January 7, 2003 and April 16, 2003, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB/A speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form 10-QSB/A.

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