Form 10QSB/A
period 2003-03-31
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

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

                        Commission file number: 000-50085

                                TWIN LAKES, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0462760
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


                                 P.O. Box 530850
                             Henderson, Nevada 89053
                             -----------------------
                    (Address of principal executive offices)

                                 (702) 614-5333
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                 TWIN LAKES INC.

                        Quarterly Report on Form 10-QSB/A
                          Quarter Ended March 31, 2003


                                Table of Contents

                                                                           Page
                                                                           ----
PART I  - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheets as of March 31, 2003
            (unaudited) and December 31, 2002 ...............................  3
          Statements of Operations - Cumulative
            During the Development Stage (January 28, 2000 to
            March 31, 2003) and for the Three Months Ended
            March 31, 2003 and 2002 (Unaudited) .............................  4
          Statements of Cash Flows - Cumulative During the
            Development Stage (January 28, 2000 to
            March 31, 2003) and for the Three Months
            Ended March 31, 2003 and 2002 (Unaudited) .......................  5
          Notes to Interim Financial Statements (Unaudited) .................  6
Item 2.   Management's Discussion and Analysis
           or Plan of Operation .............................................  7
Item 3.   Controls and Procedures ...........................................  8

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings .................................................  9
Item 2.   Changes in Securities .............................................  9
Item 3.   Defaults Upon Senior Securities ...................................  9
Item 4.   Submission of Matters to a
           Vote of Security Holders .........................................  9
Item 5.   Other Information .................................................  9
Item 6.   Exhibits and Reports on Form 8-K ..................................  9

SIGNATURES .................................................................. 10

CERTIFICATION ............................................................... 11

EXHIBIT INDEX ...............................................................  9

                         PART II. FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                     March 31,    December 31,
                                                                       2003           2002
                                                                    ----------    ------------
                                                                   (Unaudited)
                            - ASSETS -

CURRENT ASSETS:
   Cash                                                             $  4,404        $  2,780
                                                                    --------        --------

TOTAL ASSETS                                                        $  4,404        $  2,780
                                                                    ========        ========


         - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                           $ 12,595        $ 13,323
   Loan payable - shareholder                                         24,500          20,500
                                                                    --------        --------
TOTAL CURRENT LIABILITIES                                             37,095          33,823
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares
     authorized, none issued                                              --              --
   Common stock, $.001 par value; 40,000,000 shares
     authorized, 3,000,000 shares issued and outstanding               3,000           3,000
   Additional paid-in capital                                            750             750
   Deficit accumulated during the development stage                  (36,441)        (34,793)
                                                                    --------        --------
                                                                     (32,691)        (31,043)
                                                                    --------        --------

                                                                    $  4,404        $  2,780
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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Cumulative During the
                                                                Development Stage            For The Three Months Ended
                                                               (January 28, 2000 to                   March 31,
                                                                 March 31, 2003)                2003               2002
                                                                 ---------------         ----------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $       (36,441)        $        (1,648)   $          (349)
     Adjustment to reconcile net loss to net cash utilized
      by operating activities
       Compensatory shares                                                   750                      --                 --
       Increase (decrease) in accrued expenses                            12,595                    (728)               173
                                                                 ---------------         ----------------   ---------------
        Net cash utilized by operating activities                        (23,096)                 (2,376)              (176)
                                                                 ----------------        ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                        24,500                   4,000                 --
     Net proceeds from sale of common units                                3,000                      --                 --
                                                                 ---------------         ---------------    ---------------
        Net cash provided by financing activities                         27,500                   4,000                 --
                                                                 ---------------         ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,404                   1,624              (176)

     Cash and cash equivalents at beginning of period                         --                   2,780              1,401
                                                                 ---------------         ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $         4,404         $         4,404    $         1,225
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