Form 10QSB/A
period 2003-06-30
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 18, 2003.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

            EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-QSB

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended June 30, 2003, is being filed to update audited financial information included the since the audited financial statements for 2002 were amended to record an omitted transaction for $750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

                                 TWIN LAKES INC.

                        Quarterly Report on Form 10-QSB/A
                           Quarter Ended June 30, 2003

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheets as of June 30, 2003 (unaudited) and
          December 31, 2002...............................................    3
          Statements of Operations - Cumulative During the Development
          Stage (January 28, 2000 to June 30, 2003) and for the Three
          and Six Months Ended June 30, 2003 and 2002 (Unaudited).........    4
          Statements of Cash Flows - Cumulative During the Development
          Stage (January 28, 2000 to June 30, 2003) and for the Six
          Months Ended June 30, 2003 and 2002 (Unaudited).................    5
          Notes to Interim Financial Statements (Unaudited)...............    6
Item 2.   Management's Discussion and Analysis or Plan of Operation.......    8
Item 3.   Controls and Procedures.........................................    8

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings...............................................    9
Item 2.   Changes in Securities...........................................    9
Item 3.   Defaults Upon Senior Securities.................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.............    9
Item 5.   Other Information...............................................    9
Item 6.   Exhibits and Reports on Form 8-K................................    9

SIGNATURES................................................................   10

EXHIBIT INDEX.............................................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                             June 30,     December 31,
                                                                                               2003           2002
                                                                                           -----------    ------------
                                                                                           (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                                                      $  1,352       $  2,780
                                                                                             --------       --------

TOTAL ASSETS                                                                                 $  1,352       $  2,780
                                                                                             ========       ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                                                    $ 13,462       $ 13,323
   Loan payable - shareholder                                                                  24,500         20,500
                                                                                             --------       --------
TOTAL CURRENT LIABILITIES                                                                      37,962         33,823
                                                                                             --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued                      --             --
   Common stock, $.001 par value; 40,000,000 shares authorized, 3,000,000 shares issued
     and outstanding                                                                            3,000          3,000
   Additional paid-in capital                                                                     750            750
   Deficit accumulated during the development stage                                           (40,360)       (34,793)
                                                                                             --------       --------

                                                                                              (36,610)       (31,043)
                                                                                             --------       --------

                                                                                             $  1,352       $  2,780
                                                                                             ========       ========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Cumulative
                                      During the
                                      Development
                                         Stage              For The Three Months                 For The Six Months
                                      (January 28,             Ended June 30,                       Ended June 30,
                                        2000 to         -----------------------------       -----------------------------
                                     June 30, 2003)        2003              2002              2003              2002
                                     --------------     -----------       -----------       -----------       -----------
REVENUES                              $        --       $        --       $        --       $        --       $        --
                                      -----------       -----------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Filing fees                            3,358              --                 135               135               135
     Professional fees                     26,985             2,060             7,500             3,060             7,500
     Other expenses                         7,714             1,492             1,706             1,667             1,882
     Interest expense                       2,303               367               115               705               288
                                      -----------       -----------       -----------       -----------       -----------
                                           40,360             3,919             9,456             5,567             9,805
                                      -----------       -----------       -----------       -----------       -----------

NET LOSS                              $   (40,360)      $    (3,919)      $    (9,456)      $    (5,567)      $    (9,805)
                                      ===========       ===========       ===========       ===========       ===========

LOSS PER SHARE
     Basic and Diluted                $      (.01)      $        --       $        --       $        --       $        --
                                      ===========       ===========       ===========       ===========       ===========
     Weighted average number of
       common shares outstanding        3,000,000         3,000,000         3,000,000         3,000,000         3,000,000
                                      ===========       ===========       ===========       ===========       ===========


See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Cumulative During
                                                                     the Development
                                                                           Stage          For The Six Months Ended
                                                                    (January 28, 2000             June 30,
                                                                            to            ------------------------
                                                                      June 30, 2003)        2003            2002
                                                                    -----------------     --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(40,360)        $ (5,567)       $ (9,805)
     Adjustment to reconcile net loss to net cash utilized by
      operating activities
       Compensatory shares                                                    750               --              --
       Increase in accrued expenses                                        13,462              139           9,587
                                                                         --------         --------        --------
        Net cash utilized by operating activities                         (26,148)          (5,428)           (218)
                                                                         --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                         24,500            4,000              --
     Net proceeds from sale of common units                                 3,000               --              --
                                                                         --------         --------        --------
        Net cash provided by financing activities                          27,500            4,000              --
                                                                         --------         --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,352           (1,428)           (218)

     Cash and cash equivalents at beginning of period                          --            2,780           1,401
                                                                         --------         --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,352         $  1,352        $  1,183
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

                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB/A
                           Quarter Ended June 30, 2003

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