Form 10QSB/A
period 2003-09-30
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2003

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                        Commission file number: 000-50085

                                TWIN LAKES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      88-0462760
  -------------------------------                     -------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)

                     P.O. Box 530850 Henderson, Nevada 89053
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (702) 614-5333
                          ---------------------------
                          (Issuer's telephone number)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2003, is being filed to update audited financial information included the since the audited financial statements for 2002 were amended to record an omitted transaction for $750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.


                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB/A
                        Quarter Ended September 30, 2003

                                TABLE OF CONTENTS

                                                                                         Page
PART I  - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheets as of September 30, 2003 (unaudited)
          and December 31, 2002........................................................... 3
          Statements of Operations - Cumulative During the Development Stage
           (January 28, 2000 to September 30, 2003) and for the Three and
            Nine Months Ended September 30, 2003 and 2002 (Unaudited)..................... 4
          Statements of Cash Flows - Cumulative During the Development Stage
           (January 28, 2000 to September 30, 2003) and for the Nine Months
           Ended September 30, 2003 and 2002 (Unaudited).................................. 5
          Notes to Interim Financial Statements (Unaudited)............................... 6
Item 2.   Management's Discussion and Analysis or Plan of Operation....................... 8
Item 3.   Controls and Procedures......................................................... 8

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings............................................................... 9
Item 2.   Changes in Securities........................................................... 9
Item 3.   Defaults Upon Senior Securities................................................. 9
Item 4.   Submission of Matters to a Vote of Security Holders............................. 9
Item 5.   Other Information............................................................... 9
Item 6.   Exhibits and Reports on Form 8-K................................................ 9

SIGNATURES................................................................................ 10

EXHIBIT INDEX............................................................................. 11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                                                           September 30,  December 31,
                                                                               2003          2002
                                                                           ------------   -----------
                                                                           (Unaudited)
                              - ASSETS -
CURRENT ASSETS:
   Cash                                                                      $    920      $  2,780
                                                                             --------      --------

TOTAL ASSETS                                                                 $    920      $  2,780
                                                                             ========      ========

             - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                                    $ 16,349      $ 13,323
   Loan payable - shareholder                                                  26,100        20,500
                                                                             --------      --------
TOTAL CURRENT LIABILITIES                                                      42,449        33,823
                                                                             --------      --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued      --            --
   Common stock, $.001 par value; 40,000,000 shares authorized, 3,000,000
     shares issued and outstanding                                              3,000         3,000
   Additional paid-in capital                                                     750           750
   Deficit accumulated during the development stage                           (45,279)      (34,793)
                                                                             --------      --------
                                                                              (41,529)      (31,043)
                                                                             --------      --------
                                                                             $    920      $  2,780
                                                                             ========      ========


See accompanying notes.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Cumulative
                                     During the
                                     Development
                                       Stage
                                     (January 28,         For The Three Months               For The Nine Months
                                       2000 to             Ended September 30,                Ended September 30,
                                     September 30,    -----------------------------     -----------------------------
                                        2003)             2003               2002            2003               2002
                                        -----             ----               ----            ----               ----

REVENUES                             $        --      $        --      $        --      $        --      $        --
                                     -----------      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
     Filing fees                           3,358               --               --              135              135
     Professional fees                    29,325            2,340            2,500            5,400           10,000
     Other expenses                        9,901            2,187              715            3,854            2,597
     Interest expense                      2,695              392              202            1,097              490
                                     -----------      -----------      -----------      -----------      -----------
                                          45,279            4,919            3,417           10,486           13,222
                                     -----------      -----------      -----------      -----------      -----------

NET LOSS                             $   (45,279)     $    (4,919)     $    (3,417)     $   (10,486)     $   (13,222)
                                     ===========      ===========      ===========      ===========      ===========

LOSS PER SHARE
     Basic and Diluted               $      (.01)     $        --      $        --      $        --      $        --
                                     ===========      ===========      ===========      ===========      ===========
     Weighted average number of
       common shares outstanding       3,000,000        3,000,000        3,000,000        3,000,000        3,000,000
                                     ===========      ===========      ===========      ===========      ===========


See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Cumulative During the
                                                               Development Stage     For The Nine Months Ended
                                                             (January 28, 2000 to         September 30,
                                                                 September 30,       -------------------------
                                                                     2003)             2003          2002
                                                                     -----             ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      (45,279)          $(10,486)     $(13,222)
     Adjustment to reconcile net loss to net cash utilized by
      operating activities
     Compensatory shares                                               750                 --            --
       Increase in accrued expenses                                 16,349              3,026        11,039
                                                                  --------           --------      --------
        Net cash utilized by operating activities                  (28,180)            (7,460)       (2,183)
                                                                  --------           --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                  26,100              5,600         2,000
     Net proceeds from sale of common units                          3,000                 --            --
                                                                  --------           --------      --------
        Net cash provided by financing activities                   29,100              5,600         2,000
                                                                  --------           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   920             (1,860)         (183)

     Cash and cash equivalents at beginning of period                   --              2,780         1,401
                                                                  --------           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    920           $    920      $  1,218
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

                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB/A
                        Quarter Ended September 30, 2003

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