Form 10KSB/A
period 2003-12-31
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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



Transitional Small Business Disclosure Format (check one):    Yes |_|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

            EXPLANATORY NOTE REGARDING THIS AMENDMENT OF FORM 10-KSB

This Amendment No. 1 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2003, is being filed since the audited financial statements were amended to record an omitted transaction for $750 in 2002 and to recognize an equity transaction in the amount of $2,000 in 2003. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2

                                     PART I

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

Pursuant to a Stock Purchase Agreement effective as of January 8, 2004 (the "Stock Purchase Agreement"), Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-KSB/A.

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

The operating expenses of $12,794 for the twelve month period ended December 31, 2003 and $20,841 for the twelve months ended December 31, 2002 resulted primarily from accounting/auditing, legal and general administrative expenses.

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

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report                                               F-2.

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


                            LAZAR LEVINE & FELIX LLP

New York, New York
March 12, 2004 except for the last
two paragraphs of Note 4 the date of
which is January 4, 2005

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002


                                                                                               2003               2002
                                                                                            ----------         ----------
                                 - ASSETS -
CURRENT ASSETS:
     Cash                                                                                   $    1,409         $    2,780
                                                                                            ----------         ----------


TOTAL ASSETS                                                                                $    1,409         $    2,780
                                                                                            ==========         ==========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                                       $   10,000         $   13,323
     Loans payable - stockholder (Note 3)                                                           --             20,500
                                                                                            ----------         ----------
TOTAL CURRENT LIABILITIES                                                                       10,000             33,823
                                                                                            ----------         ----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4):
     Preferred stock, $.001 par value; 8,000,000 shares authorized,
       none issued                                                                                  --                 --
     Common stock, $.001 par value; 40,000,000 shares authorized,
       3,000,000 shares issued and outstanding                                                   3,000              3,000
     Additional paid-in capital (Note 3)                                                        35,996                750
     Deficit accumulated during the development stage                                          (47,587)           (34,793)
                                                                                            ----------         ----------
                                                                                                (8,591)           (31,043)
                                                                                            ----------         ----------

                                                                                            $    1,409         $    2,780
                                                                                            ==========         ==========

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                   CUMULATIVE DURING THE
                                     DEVELOPMENT STAGE                Year Ended December 31,
                                    (JANUARY 28, 2000 TO        ---------------------------------
                                     DECEMBER 31, 2003)               2003             2002
                                   ---------------------        ---------------     -------------
REVENUES                               $           --           $          --       $          --
                                       --------------           -------------       -------------

COSTS AND EXPENSES:
     Professional fees                         29,171                   5,246              17,175
     Filing fees                                3,358                     135                 135
     Other expenses                            11,912                   5,865               2,786
     Interest expense                           3,146                   1,548                 745
                                       --------------           -------------       -------------
                                               47,587                  12,794              20,841
                                       --------------           -------------       -------------

NET LOSS                               $      (47,587)          $     (12,794)      $     (20,841)
                                       ==============           =============       =============


(LOSS) PER SHARE                                $(.01)                  $(.00)              $(.01)
                                               ======                  ======              ======

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                    3,000,000               3,000,000           3,000,000
                                            =========               =========           =========

                                TWIN LAKES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               DEFICIT
                                                                                             ACCUMULATED
                                                                             ADDITIONAL       DURING THE     STOCKHOLDERS'
                                                                              PAID-IN        DEVELOPMENT        EQUITY
                                              COMMON SHARES                   CAPITAL           STAGE          (DEFICIT)
                                      --------------------------------     --------------    ------------    -------------
                                         NUMBER             AMOUNT
                                      --------------------------------
At inception, January 28, 2000                  --       $          --     $           --    $         --    $          --

Issuance of common units (Note 4)        3,000,000               3,000                 --              --            3,000

Net loss for period ended
   December 31, 2000                            --                  --                 --         (10,527)         (10,527)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2000             3,000,000               3,000                 --         (10,527)          (7,527)

Net loss for year ended
   December  31, 2001                           --                  --                 --          (3,425)          (3,425)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2001             3,000,000               3,000                 --         (13,952)         (10,952)

Consulting services                             --                  --                750              --              750

Net loss for year ended
   December  31, 2002                           --                  --                 --         (20,841)         (20,841)
                                      ------------       -------------     --------------    ------------    -------------

Balance at December 31, 2002             3,000,000               3,000                750         (34,793)         (31,043)

DEBT AND RELATED INTEREST
   CONVERTED TO EQUITY                          --                  --             33,246              --           33,246

Reduction of legal fees                         --                  --              2,000              --            2,000

NET LOSS FOR YEAR ENDED
   DECEMBER  31, 2003                           --                  --                            (12,794)         (12,794)
                                      ------------       -------------     --------------    ------------    -------------

BALANCE AT DECEMBER 31, 2003             3,000,000       $       3,000     $       35,996    $    (47,587)   $      (8,591)
                                      ============       =============     ==============    ============    =============

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                  CUMULATIVE DURING THE
                                                                    DEVELOPMENT STAGE           Year Ended December 31,
                                                                   (JANUARY 28, 2000 TO    -------------------------------
                                                                    DECEMBER 31, 2003)         2003               2002
                                                                 ------------------------  ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $    (47,587)         $    (12,794)      $    (20,841)
     Adjustment to reconcile net loss to net cash utilized by
       operating activities:
       Compensatory shares                                                    750                    --                750
       Reduction of legal fees                                              2,000                 2,000                 --
       Increase in accrued expenses                                        13,146                  (177)            12,470
                                                                     ------------          ------------       ------------
         NET CASH UTILIZED BY OPERATING ACTIVITIES                        (31,691)              (10,971)            (7,621)
                                                                     ------------          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholders' loans                                     30,100                 9,600              9,000
     Sale of common units                                                   3,000                    --                 --
                                                                     ------------          ------------       ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                         33,100                 9,600              9,000
                                                                     ------------          ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,409                (1,371)             1,379

     Cash and cash equivalents at beginning of period                          --                 2,780              1,401
                                                                     ------------          ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      1,409          $      1,409       $      2,780
                                                                     ============          ============       ============

                                TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                                TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

During 2003, the Company's attorneys reduced the Company's unpaid invoices to them by $2,000. This transaction was recorded as a contribution to additional paid-in capital, since it involved a related party.

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



Date: February 25, 2005             By: /s/ Arnold P. Kling
                                    -------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Date: February 25, 2005             By: /s/ Kirk M. Warshaw
                                    -------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)