Form 10QSB/A
period 2004-06-30
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

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

                        Commission file number: 000-50085

                                TWIN LAKES, INC.
                        ---------------------------------

        (Exact name of small business issuer as specified in its charter)

             Nevada                                              88-0462760
 ------------------------------                             -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                             Identification No.)

                          545 Madison Avenue, 6th Floor
                            New York, New York 10022
                        ---------------------------------
                    (Address of principal executive offices)

                                 (212) 755-4243
                        ---------------------------------
                           (Issuer's telephone number)

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended June 30, 2004, is being filed to update financial information since the 2002 and 2003 audited financial statements were amended to record omitted transactions aggregating $2,750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB/A
                           Quarter Ended June 30, 2004

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

SIGNATURES
EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    June 30,   December 31,
                                                      2004         2003
                                                    --------     --------
                                                  (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                             $    720     $  1,409
                                                    --------     --------
TOTAL ASSETS
                                                    $    720     $  1,409
                                                    ========     ========


               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:

  Accrued expenses and other liabilities            $ 10,841     $ 10,000
  Loan payable - shareholder (Note 2)                 11,000           --
                                                    --------     --------
TOTAL CURRENT LIABILITIES                             21,841       10,000
                                                    --------     --------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3):

Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                  --           --
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
   shares issued and outstanding                       3,000        3,000
Additional paid in capital (Note 2)                   35,996       35,996
Deficit accumulated during the development stage     (60,117)     (47,587)
                                                    --------     --------
                                                     (21,121)      (8,591)
                                                    --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY      $    720     $  1,409
                                                    ========     ========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Cumulative
                                   During the
                                   Development
                                      Stage
                                (January 28, 2000
                                to June 30, 2004)

                                                        For the Three                     For the Six
                                                        Months Ended                      Months Ended
                                                   2004             2003             2004             2003
                                                ----------------------------      ----------------------------
REVENUES                       $        --      $        --      $        --      $        --      $        --
                               -----------      -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
     Filing fees                     8,185            1,200               --            4,827              135
     Professional fees              36,589            1,750            2,060            7,418            3,060
     Other expenses                 12,049               79            1,492              137            1,667
     Interest expense                3,294              108              367              148              705
                               -----------      -----------      -----------      -----------      -----------
                               $    60,117            3,137            3,919           12,530            5,567
                               -----------      -----------      -----------      -----------      -----------

NET LOSS                       $   (60,117)     $    (3,137)     $    (3,919)     $   (12,530)     $    (5,567)
                               ===========      ===========      ===========      ===========      ===========

LOSS PER SHARE
     Basic and Diluted         $      (.02)     $      0.00      $      0.00      $      0.00      $      0.00
                               ===========      ===========      ===========      ===========      ===========
Weighted average number of
common shares outstanding        3,000,000        3,000,000        3,000,000        3,000,000        3,000,000
                               ===========      ===========      ===========      ===========      ===========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Cumulative During the
                                                             Development Stage      For The Six Months
                                                           (January 28, 2000 to        Ended June 30,
                                                              June 30, 2004)        2004          2003
                                                          ----------------------  --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   (60,117)          $(12,530)     $ (5,567)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Compensatory shares                                            750                 --            --
     Reduction of legal fees                                      2,000                 --            --
     Increase in accrued expenses                                13,987                841           139
                                                               --------           --------      --------
        Net cash utilized by operating activities               (43,380)           (11,689)       (5,428)
                                                               --------           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                               41,100             11,000         4,000
     Net proceeds from sale of common units                       3,000                 --            --
                                                               --------           --------      --------
        Net cash provided by financing activities                44,100             11,000         4,000
                                                               --------           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                720               (689)       (1,428)

     Cash and cash equivalents at beginning of period                --              1,409         2,780
                                                               --------           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    720           $    720      $  1,352
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

Pursuant to a Stock Purchase Agreement effective as of January 8, 2004, Turquoise Partners, LLC, a New York limited liability company, acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-QSB/A.

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

NOTE 3 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-QSB/A, 3 million shares of common stock (held by five holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company has no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB/A and our Form 10-KSB for the period ended December 31, 2003, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB/A speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Pursuant to a Stock Purchase Agreement effective as of January 8, 2004 (the "Stock Purchase Agreement"), Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from Johnny R. Thomas, formerly the President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership(collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-QSB/A.

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