Form 10QSB/A
period 2004-09-30
TWIN LAKES INC
filed 2005-03-02
CIK 1123457

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

                          545 Madison Avenue, 6th Floor
                            New York, New York 10022
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-4243
                          ---------------------------
                          (Issuer's telephone number)


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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2004, is being filed to update financial information since the 2002 and 2003 audited financial statements were amended to record omitted transactions aggregating $2,750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

                                TWIN LAKES, INC.

                        Quarterly Report on Form 10-QSB/A
                        Quarter Ended September 30, 2004


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
EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        2004          2003
                                                    ------------    -----------
                                                    (Unaudited)

                          - ASSETS -
CURRENT ASSETS:
     Cash                                            $    430        $  1,409
                                                     --------        --------

  TOTAL ASSETS                                       $    430        $  1,409
                                                     ========        ========

     - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities             $ 12,538        $ 10,000
  Loan payable - shareholder (Note 2)                  13,200              --
                                                     --------        --------
TOTAL CURRENT LIABILITIES                              25,738          10,000
                                                     --------        --------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                   --              --
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
   shares issued and outstanding                        3,000           3,000
Additional paid in capital (Note 2)                    35,996          35,996
Deficit accumulated during the development stage      (64,304)        (47,587)
                                                     --------        --------
                                                      (25,308)         (8,591)
                                                     --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY       $    430        $  1,409
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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Cumulative During the
                                Development Stage
                                (January 28, 2000
                             to September 30, 2004)

                                                  For the Three       For the Nine
                                                  Months Ended        Months Ended
                                               2004        2003       2004       2003
                                           --------------------------------------------
REVENUES                       $      --   $      --   $      --  $      --   $      --
                               ---------   ---------   ---------  ---------   ---------
COSTS AND EXPENSES:
     Filing fees                   9,637       1,452          --       6,279        135
     Professional fees            39,089       2,500       2,340       9,918      5,400
     Other expenses               12,087          38       2,187         175      3,854
     Interest expense              3,491         197         392         345      1,097
                               ---------   ---------   ---------  ----------  ---------
                               $  64,304       4,187       4,919      16,717     10,486
                               ---------   ---------   ---------  ----------  ---------

NET LOSS                       $ (64,304)  $  (4,187)  $  (4,919) $  (16,717) $ (10,486)
                               =========   =========   =========  ==========  =========

LOSS PER SHARE
     Basic and Diluted         $    (.02)  $    0.00   $    0.00  $    0.01   $    0.00
                               =========   =========   =========  =========   =========
Weighted average number of
common shares outstanding      3,000,000   3,000,000   3,000,000  3,000,000   3,000,000
                               =========   =========   =========  =========   =========


See accompanying notes.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Cumulative During
                                                  the Development Stage    For The Nine Months
                                                   (January 28, 2000 to    Ended September 30,
                                                   September 30, 2004)     2004        2003
                                                  --------------------- ----------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(64,304)     $(16,717)     $(10,486)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Compensatory shares                                       750            --            --
     Reduction of legal fees                                 2,000            --            --
     Increase in accrued expenses                           15,684         2,538         3,026
                                                          --------      --------      --------
        Net cash utilized by operating activities          (45,870)      (14,179)       (7,460)
                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                          43,300        13,200         5,600
     Net proceeds from sale of common units                  3,000            --            --
                                                          --------      --------      --------
        Net cash provided by financing activities           46,300        13,200         5,600
                                                          --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           430          (979)       (1,860)

     Cash and cash equivalents at beginning of period           --         1,409         2,780
                                                          --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    430      $    430      $    920
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