Form 10QSB/A
period 2004-03-31
TWIN LAKES INC
filed 2005-03-03
CIK 1123457

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the period ended March 31, 2004, is being filed to update financial information since the 2002 and 2003 audited financial statements were amended to record omitted transactions aggregating $2,750. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2.

                                Twin Lakes, Inc.

                        Quarterly Report on Form 10-QSB/A
                          Quarter Ended March 31, 2004


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
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      March 31,   December 31,
                                                        2004          2003
                                                     ----------    ----------
                                                    (Unaudited)
- ASSETS -
CURRENT ASSETS:

     Cash                                            $      782    $    1,409
                                                     ----------    ----------
TOTAL ASSETS                                         $      782    $    1,409
                                                     ==========    ==========

- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:

  Accrued expenses and other liabilities             $   12,766    $   10,000
  Loan payable - shareholder (Note 2)
                                                          6,000            --
                                                     ----------    ----------
TOTAL CURRENT LIABILITIES                                18,766        10,000
                                                     ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):

Preferred stock, $.001 par value;
8,000,000 shares authorized, none issued                     --            --
   Common stock, $.001 par value;
40,000,000 shares authorized, 3,000,000
     shares issued and outstanding                        3,000         3,000
Additional paid in capital (Note 2)                      35,996        35,996
Deficit accumulated during the development stage        (56,980)      (47,587)
                                                     ----------    ----------
                                                        (17,984)       (8,591)
                                                     ----------    ----------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY       $      782    $    1,409
                                                     ==========    ==========

See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                             Cumulative
                             During the
                          Development Stage
                          (January 28, 2000     For The Three Months
                             to March 31,         Ended March 31,
                                 2004            2004            2003
                             ------------    ------------    ------------
REVENUES                     $         --    $         --    $         --
                             ------------    ------------    ------------
COSTS AND EXPENSES:
   Filing fees                      6,985           3,627             135
   Professional fees               34,839           5,668           1,000
   Other expenses                  11,970              58             175
   Interest expense                 3,186              40             338
                             ------------    ------------    ------------
                                   56,980           9,393           1,648
                             ------------    ------------    ------------

NET LOSS                     $    (56,980)   $     (9,393)   $     (1,648)
                             ============    ============    ============

LOSS PER SHARE
    Basic and Diluted        $       (.02)   $         --    $         --
                             ============    ============    ============
Weighted average number of
common shares outstanding       3,000,000       3,000,000       3,000,000
                             ============    ============    ============


See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Cumulative During the
                                                       Development Stage    For The Three Months
                                                    (January 28, 2000 to      Ended March 31,
                                                        March 31, 2004)      2004          2003
                                                        --------------    ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  (56,980)   $   (9,393)   $   (1,648)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Compensatory shares                                           750            --            --
     Reduction of legal fees                                     2,000            --            --
     Increase in accrued expenses                               15,912         2,766          (728)
                                                        --------------    ----------    ----------
        Net cash utilized by operating activities              (38,318)       (6,627)       (2,376)
                                                        --------------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                              36,100         6,000         4,000
     Net proceeds from sale of common units                      3,000            --            --
                                                        --------------    ----------    ----------
        Net cash provided by financing activities               39,100         6,000         4,000
                                                        --------------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               782          (627)        1,624

     Cash and cash equivalents at beginning of period               --         1,409         2,780
                                                        --------------    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $          782    $      782    $    4,404
                                                        ==============    ==========    ==========


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