Form 10KSB
period 2004-12-31
TWIN LAKES INC
filed 2005-03-31
CIK 1123457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Company's revenues for Fiscal Year ended December 31, 2004 were $0.00.

As of March 15, 2005, 3,000,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The number of shares held by non-affiliates was 60,000 shares.

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

In evaluating a prospective target business, we will consider several factors, including the following:

-     experience  and  skill  of  management  and   availability  of  additional
      personnel of the target business;

-     costs associated with effecting the business combination;

-     equity interest retained by our stockholders in the merged entity;

- growth potential of the target business; - capital requirements of the target business;

-     capital available to the target business;

-     stage of development of the target business;

-     proprietary  features  and  degree  of  intellectual   property  or  other
      protection of the target business;

-     the financial statements of the target business; and

-     the regulatory environment in which the target business operates.

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

ITEM 2. DESCRIPTION OF PROPERTY

During the fiscal year ended December 31, 2004, we operated from offices which are leased to an affiliated company of Arnold Kling, the President, Treasurer and Chairman of the Board and no rent was charged by such company for use of such space which is on an oral month to month basis. We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will develop. We will attempt to obtain a quote for our Common Stock on the NASD OTC Bulletin Board following the completion of a merger.

We have authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-KSB, 3 million shares of common stock (held by five holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. We have no plans, proposals, arrangements or understandings with respect to selling our securities prior to the location of a target business.

We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. Any company which we merge with may change this policy.

RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to the sales of unregistered securities by the Company since inception through the period ended December 31, 2004. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

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

In January 2004, the Buyer acquired substantially all of the equity securities of the Company for $32,000 through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from the Sellers. The Sellers retained in the aggregate 60,000 shares of common stock of the Company representing 2% of the Company's outstanding common stock, and together with the Buyer constitute all of the shareholders of the Company as of the date of the filing of this Form 10-KSB.

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

As of December 31, 2004, we had not incurred any material costs or expenses other than those associated with formation of the Company, and we had cash on hand of $356. In 2000 through 2003, the Company received an aggregate of $30,100 in loans from Estancia LLC, an entity established by its former President Dr. Thomas for estate planning purposes for operating expenses (collectively, the "Loans"). In connection with the Sale, all the Loans, including any accrued interest were reduced to zero and as such, the Company recorded the Loan and accrued interest as additional paid-in capital.

On February 27, 2004, June 29, 2004, September 30, 2004 and December 6, 2004 Turquoise Partners, LLC ("Turquoise") loaned the Company $6,000, $5,000, $2,200 and $2,000, respectively. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary.

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

EQUIPMENT AND EMPLOYEES

As of December 31, 2004, we had no operating business and thus no equipment and no employees, other than Mr. Arnold Kling, Mr. John D'Angelo and Mr. Kirk Warshaw, the new President, Secretary and Chief Financial Officer of the Company, respectively who do not receive any salary and provide services on an "as needed basis". We do not intend to develop our own operating business but instead plan to merge with another company.

EXPENSES FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net cash used in operating activities for the twelve months ended December 31, 2004 was $16,253, compared to $10,971 for the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, the Company had no revenues but received $15,200 in loans for operating expenses from Turquoise, an entity in which the President is the managing member. As a result, cash on hand decreased by $1,053 for the twelve months ended December 31, 2004 to $356.

The operating expenses of $19,662 for the twelve month period ended December 31, 2004 and $12,794 for the twelve months ended December 31, 2003 resulted primarily from accounting/auditing, legal and general administrative expenses.

                                  RISK FACTORS

         WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

We were incorporated in January 2000 and we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President, Arnold Kling, was appointed in January 2004 and has had a limited time to evaluate the Company's merger prospects and accordingly, only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions.

Our ability to effect a merger will be dependent upon the efforts of our President and sole director, Arnold Kling, our Chief Financial Officer, Kirk Warshaw, and our Secretary, John D'Angelo. Notwithstanding the importance of Mr. Kling, Mr. Warshaw and Mr. D'Angelo, we have not entered into any employment agreement or other understanding with Mr. Kling, Mr. Warshaw or Mr. D'Angelo concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Kling, Mr. Warshaw and Mr. D'Angelo and do not anticipate that we will hire additional personnel.

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

ITEM 7. FINANCIAL STATEMENTS

See the Financial Statements and related Report of Independent Registered Public Accounting Firm included herewith as [pages F-1 through F-8] which follow Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed, as of March 15, 2005, under the supervision of Arnold P. Kling, our President, treasurer and director, and Kirk M. Warshaw, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Mr. Kling and Mr. Warshaw have concluded that our disclosure controls and procedures were effective as of March 15, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 15, 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning the officers and sole director of the Company as of March 15, 2005:

Name                   Age   Title
----                   ---   -----
Arnold P. Kling         46    Chief Executive Officer, President, and
                              Treasurer and Sole Director
Kirk M. Warshaw         46    Chief Financial Officer
John R. D'Angelo        48    Secretary

Arnold P. Kling, President, Treasurer and sole director of the Company since January 8, 2004. Since 1999, Arnold P. Kling has been the President of Adelphia Holdings, LLC, a merchant-banking firm. Prior to joining Adelphia Holdings, from 1995 to 1999 he was managing director and general counsel of GH Venture Partners, LLC, a private equity and merchant banking boutique, and from 1993 to 1995 he was Executive Vice President and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and entertainment/multimedia company, and prior to that he practiced corporate law as a partner with Newman, Tannenbaum, Helpern, Syracuse & Hirschtritt in New York.

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

MEETINGS OF THE BOARD

Effective January 8, 2004, our sole director is Mr. Kling and in 2003 our sole director was Mr. Thomas. As of March 15, 2005, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including the Sale and all agreements related thereto. As we only have one board member, we do not have separate or independent audit or compensation committees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2005 regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this Form 10-KSB and as adjusted to give pro forma effect, to the exercise of Class A warrants.


                                      Amount and          Percentage
                                       Nature of              of
                                       Beneficial           Shares
Name (1)                              Ownership(2)          Owned
--------------------                  ------------        ----------
Turquoise Partners, LLC (3)           3,940,000(4)           98%
545 Madison Avenue, 6th Floor
New York, New York 10022

All Officers and                      3,940,000(5)           98%
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

During the fiscal year ended December 31, 2004, our office has been located at 545 Madison Avenue, 6th floor, New York, New York 10022, which is leased to an affiliated company of Mr. Arnold Kling, our president and sole director. There is no current lease for our use of this space which is a month to month use.

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

On February 27, 2004, June 29, 2004, September 30, 2004 and December 6, 2004, Turquoise Partners, LLC loaned the Company $6,000, $5,000, $2,200 and $2,000, respectively. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary. Mr. Arnold Kling, our president and sole director, is a managing member of Turquoise Partners, LLC.

ITEM 13. EXHIBITS

(a)  Exhibits

Exhibit
Number  Description
------- ------------------------------------------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

AUDIT FEES:

The company paid audit and financial statement review fees totaling $8,750 and $4,060 for the years ended December 31, 2004 and 2003, respectively to Lazar Levine & Felix LLP, our current independent accountants.

AUDIT-RELATED FEES:

None

TAX FEES:

The company paid tax preparation fees totaling $1,000 and $500 for the years ended December 31, 2004 and 2003, respectively, to Lazar Levine & Felix LLP, our current independent accountants.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

Report of Independent Registered Public Accounting Firm            F-2.

Financial Statements:

      Balance  Sheets as of December  31, 2004 and 2003            F-3.

      Statements  of  Operations  for the  Period  from
        Inception,  January 28, 2000 to December 31, 2004
        (the  development  stage)  and  the  Years  Ended
        December 31, 2004 and 2003                                 F-4.

      Statement of Stockholders'  Equity for the Period
        from Inception,  January 28, 2000 to December 31,
        2004                                                       F-5.

      Statements  of Cash  Flows  for the  Period  from
        Inception,  January 28, 2000 to December 31, 2004
        (the  development  stage)  and  the  Years  Ended
        December 31, 2004 and 2003                                 F-6.

Notes to Financial Statements                                      F-7.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
Twin Lakes, Inc.
New York, New York

We have audited the accompanying balance sheets of Twin Lakes, Inc. (a development stage company), as of December 31, 2004 and 2003, the related statements of operations and cash flows for the years then ended and the statements of operations, cash flows and stockholders' equity for the period from inception (January 28, 2000) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Twin Lakes, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                            LAZAR LEVINE & FELIX LLP

New York, New York
March 28, 2005


                                      F-2.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003


                                                            2004         2003
                                                          --------     --------
                                   - ASSETS -
CURRENT ASSETS:
                       Cash                               $    356     $  1,409
                       Prepaid Assets                          125            0
                                                          --------     --------
TOTAL ASSETS                                              $    481     $  1,409
                                                          ========     ========


               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses                                       $ 13,534     $ 10,000
   Loans payable - stockholder (Note 3)                     15,200            0
                                                          --------     --------
TOTAL CURRENT LIABILITIES                                   28,734       10,000
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 4):
Preferred stock, $.001 par value;
  8,000,000 shares authorized, none issued                      --           --
Common stock, $.001 par value;
  40,000,000 shares authorized,
  3,000,000 shares
  issued and outstanding                                     3,000        3,000

     Additional paid-in capital (Note 3)                    35,996       35,996
Deficit accumulated during
  the development stage                                    (67,249)     (47,587)
                                                          --------     --------
                                                           (28,253)      (8,591)
                                                          --------     --------
                                                          $    481     $  1,409
                                                          ========     ========


                                      F-3.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                          CUMULATIVE DURING THE
                             DEVELOPMENT STAGE        Year Ended December 31,
                          (JANUARY 28, 2000 TO      ---------------------------
                            DECEMBER 31, 2004)         2004            2003
                               -----------          -----------     -----------
REVENUES                       $        --          $        --     $        --
                               -----------          -----------     -----------

COSTS AND EXPENSES:
     Professional fees              41,589               12,418           5,246
     Filing fees                     9,836                6,478             135
     Other expenses                 12,087                  175           5,865
     Interest expense                3,737                  591           1,548
                               -----------          -----------     -----------
                                    67,249               19,662          12,794
                               -----------          -----------     -----------

NET LOSS                       $   (67,249)         $   (19,662)    $   (12,794)
                               ===========          ===========     ===========


(LOSS) PER SHARE               $      (.02)         $      (.01)    $      (.00)
                               ===========          ===========     ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING         3,000,000            3,000,000       3,000,000
                               ===========          ===========     ===========


                                      F-4.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Deficit      Accumulated
                                                       Common Shares          Additional     During the      Stockholders'
                                                 -------------------------      Paid-in      Development        Equity
                                                  Number          Amount        Capital         Stage          (Deficit)
                                                 ----------     ----------     ----------     ----------      ----------
At inception, January 28, 2000                          --     $       --     $       --     $       --      $       --

Issuance of common units (Note 4)                3,000,000          3,000             --             --           3,000

Net loss for period ended December 31, 2000             --             --             --        (10,527)        (10,527)
                                                ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2000                     3,000,000          3,000             --        (10,527)         (7,527)

Net loss for year ended December 31, 2001               --             --             --         (3,425)         (3,425)
                                                ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2001                     3,000,000          3,000             --        (13,952)        (10,952)

Share transfer for consulting services                  --             --            750             --             750

Net loss for year ended December 31, 2002               --             --             --        (20,841)        (20,841)
                                                ----------     ----------     ----------     ----------      ----------

Balance at December 31, 2002                     3,000,000     $    3,000     $      750     $  (34,793)     $  (31,043)

Debt and Related Interest Converted to Equity                                     33,246             --          33,246
Reduction of legal fees                                                            2,000             --           2,000
Net loss for Year Ended
   December 31, 2003                                                                            (12,794)        (12,794)
                                                ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2003                     3,000,000          3,000         35,996        (47,587)         (8,591)

Net Loss for Year Ended
  December 31, 2004                                                                             (19,662)        (19,662)
                                                ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2004                    $3,000,000     $    3,000     $   35,996     $  (67,249)     $  (28,253)
                                                ==========     ==========     ==========     ==========      ==========
See accompanying notes


                                      F-5.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                              Cumulative During the
                                                                Development Stage                 Year Ended December 31,
                                                               (January 28, 2000 to          --------------------------------
                                                                December 31, 2004)             2004                    2003
                                                               ---------------------         --------               ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(67,249)               $(19,662)               $(12,794)
     Adjustments to reconcile net loss to net cash
       utilized by operating activities:
       Compensatory shares                                               750
            Reduction of legal fees                                    2,000                                           2,000
       (Increase) in prepaid assets                                     (125)                   (125)                     --
       Increase (decrease) in accrued expenses                        16,680                   3,534                    (177)
                                                                    --------                --------                --------
         Net cash utilized by operating activities                   (47,944)                (16,253)                (10,971)
                                                                    --------                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholders' loans                                45,300                  15,200                   9,600
     Sale of common units                                              3,000                      --                      --
                                                                    --------                --------                --------

         Net cash provided by financing activities                    48,300                  15,200                   9,600
                                                                    --------                --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     356                  (1,053)                 (1,371)

     Cash and cash equivalents at beginning of period                     --                   1,409                   2,780
                                                                    --------                --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    356                $    356                $  1,409
                                                                    ========                ========                ========


                                      F-6.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes Inc. (the "Company") was organized in the state of Nevada on January 28, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company in as much as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

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



                                      F-7.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(d) INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.


NOTE 3 - LOANS PAYABLE - STOCKHOLDER:

As of December 31, 2004, the Company was indebted to a shareholder in the amount of $15,200. These loans were provided for operating expenses by Turquoise Partners, LLC. The loans accrue interest at 7% per annum and is repayable upon the maturity of the loans on their first anniversary. Mr. Arnold Kling, our president and sole director, is a managing member of Turquoise Partners, LLC. Turquoise Partners, LLC has agreed to extend the term of these loans and is currently negotiating a formal agreement.

A loan made to the Company by a former shareholder, in reporting periods prior to 2003, was converted into additional paid-in-capital. As a condition to the transaction entered into on January 8, 2004, the note holder was required to reduce the loan balance to zero and as such, the Company recorded the loan and accrued interest as additional paid-in capital in 2003.



                                      F-8.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, 3 million shares of common stock (held by five holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

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

On January 8, 2004, Turquoise Partners, LLC, a New York limited liability company ("Buyer"), acquired substantially all of the equity securities of the Company, through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company, representing 98% of the outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from the former President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional corporation organized under the laws of New York and SBK Investment Partners, a partnership organized under the laws of New York (collectively, the "Sellers"), pursuant to a definitive stock purchase agreement dated as of January 8, 2004. The Sellers retained an aggregate of 60,000 shares of common stock of the Company representing 2% of the outstanding common stock, and together with the Buyer, which is not an operating entity, constitute all of the shareholders of the Company as of the date of the transaction.


                                      F-9.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  5 - INCOME TAXES:

                                             2004          2003
                                           --------       --------
Deferred tax assets and liabilities
consist of the following:

Deferred tax assets:
    Net operating loss carry forwards      $ 22,800       $ 16,200

    Less valuation allowance                (22,800)       (16,200)
                                           --------       --------
                                           $     --       $     --
                                           ========       ========

At December 31, 2004, the Company had approximately $67,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2020. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.



                                     F-10.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TWIN LAKES, INC.


Date: March 28, 2005              By: /s/ Arnold P. Kling
                                  -----------------------------------
                                  Arnold P. Kling, President and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2005              By: /s/ Arnold P. Kling
                                  -----------------------------------
                                  Arnold P. Kling, President and
                                  Treasurer
                                  (Principal Executive Officer)


Date: March 28, 2005              By: /s/ Kirk M. Warshaw
                                  -----------------------------------
                                  Kirk M. Warshaw, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)