Form 10QSB
period 2005-03-31
TWIN LAKES INC
filed 2005-05-13
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 30, 2005

                                Table of Contents



PART I                                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS
        BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED)
           AND DECEMBER 31, 2004                                           3.
        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)                       4.
        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
           ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)                       5.
        NOTES TO INTERIM FINANCIAL STATEMENTS                              6.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                               8.
ITEM 3. CONTROLS AND PROCEDURES                                            10.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                  11.
ITEM 2. CHANGE IN SECURITIES                                               11.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    11.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DISCLOSURES    11.
ITEM 5. OTHER INFORMATION                                                  11.
ITEM 6. EXHIBITS                                                           11.

SIGNATURES                                                                 12.

EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                             March 31,        December 31,
                                                               2005              2004
                                                           -------------      -----------
                                                            (Unaudited)

                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                    $  1,183           $    356
     Prepaid Assets                                          $     93           $    125
                                                             --------           --------
TOTAL ASSETS                                                 $  1,276           $    481
                                                             ========           ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                    $  13,903           $ 13,534
  Loan payable - shareholder (Note 2)                          18,200             15,200
                                                            ---------           --------
TOTAL CURRENT LIABILITIES                                      32,103             28,734
                                                            ---------           --------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
   8,000,000 shares authorized, none issued                        --                 --
Common stock, $.001 par value;
   40,000,000 shares authorized, 3,000,000
   shares issued and outstanding                                3,000              3,000
Additional paid in capital (Note 2)                            35,996             35,996
Deficit accumulated during the development stage              (69,823)           (67,249)
                                                             --------            -------
                                                              (30,827)           (28,253)
                                                             --------            -------


TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                    $  1,276            $   481
                                                             ========            =======


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Cumulative
                                During the
                                Development
                                    Stage                For The Three Months
                              (January 28, 2000             Ended March 31
                              to March 31, 2005        2005               2004
                             ------------------      --------------------------
REVENUES                       $     --              $      --        $      --
                               --------              ---------        ---------
COSTS AND EXPENSES:
     Filing fees                 10,584                    748            3,627
     Professional fees           43,089                  1,500            5,668
     Other expenses              12,118                     31               58
     Interest expense             4,032                    295               40
                              ---------             ----------        ---------
                                 69,823                  2,574            9,393
                              ---------             ----------        ---------

NET LOSS                      $ (69,823)            $   (2,574)       $  (9,393)
                              =========             ==========        =========

LOSS PER SHARE
     Basic and Diluted        $    (.02)            $       --        $      --
                              =========             ==========        =========
Weighted average number of
common shares outstanding     3,000,000              3,000,000        3,000,000
                              =========             ==========        =========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Cumulative During the
                                                   Development Stage             For The Three Months
                                                  January 28, 2000 to               Ended March 31,
                                                    March 31, 2005)             2005              2004
                                                 --------------------        -------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $ (69,823)               $(2,574)       $ (9,393)
    Adjustment to reconcile net loss to net cash
      utilized by operating activities

    (Increase) decrease in prepaid assets                  (94)                    31              --
    Compensatory shares                                    750                     --              --
    Reductions in legal fees                             2,000                     --              --
    Increase in accrued expenses                        17,050                    370           2,766
                                                      --------               --------        --------
       Net cash utilized by operating activities       (50,117)                (2,173)         (6,627)
                                                      --------               --------        --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from officers' loans                       48,300                  3,000           6,000
    Net proceeds from sale of common units               3,000                     --              --
                                                      --------               --------        --------
      Net cash provided by financing activities         51,300                  3,000           6,000
                                                      --------               --------        --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,183                    827            (627)

   Cash and cash equivalents at beginning of period         --                    356           1,409
                                                      --------               --------        --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  1,183               $  1,183        $    782
                                                      ========               ========        ========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE 2 - LOAN PAYABLE - SHAREHOLDER (CONTINUED):

On February 27, 2004, June 29, 2004, September 30, 2004, December 6, 2004, and February 10, 2005 Turquoise Partners, LLC ("Turquoise") loaned the Company $6,000, $5,000, $2,200, $2,000, and $3,000, respectively, for operating purposes. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary. Arnold P. Kling, the President, Treasurer and Chairman of the Board of Directors, is the managing member of Turquoise.


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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended December 31, 2004, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended March 31, 2005 and the three months ended March 31, 2004. Total expenses for the three months ended March 31, 2005 decreased to $2,574 as compared to $9,393 for the 2004 period. These expenses constituted professional and administrative fees and were less than the professional and administrative fees incurred during the 2004 period because of the lack of any activity other than normal filings.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

The Company's principal source of operating capital had been provided in the form of loans from a prior stockholder, Estancia LLC, and more recently from the current stockholders. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any additional loans to the Company. At March 31, 2005, the Company had cash of $1,183 and negative working capital of $30,827.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2005.


Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the corporation and in the capacities indicated.

Dated: May 12, 2005             Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Dated: May 12, 2005             Twin Lakes, Inc.


                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)