Form 10QSB
period 2005-06-30
TWIN LAKES INC
filed 2005-08-12
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,000,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 11, 2005

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2005

                                Table of Contents


PART I                                                                     PAGE

ITEM 1. FINANCIAL STATEMENTS
        Balance Sheets As Of June 30, 2005 (Unaudited)
          And December 31, 2004                                               3.
        Statements of Operations - Cumulative
          During the Development Stage (January 28, 2000 to
          June 30, 2005) and for the Three and Six Months Ended
          June 30, 2005 and 2004 (UNAUDITED)                                  4.
        Statements of Cash Flow - Cumulative During the Development
          Stage (January 28, 2000 to June 30, 2005) and for the
          Six Months Ended June 30, 2005 and 2004 (UNAUDITED)                 5.
        Notes to Interim Financial Statements (UNAUDITED)                     6.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  8.
ITEM 3. CONTROLS AND PROCEDURES                                              10.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                    11.
ITEM 2. CHANGE IN SECURITIES                                                 11.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      11.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DISCLOSURES      11.
ITEM 5. OTHER INFORMATION                                                    11.
ITEM 6. EXHIBITS                                                             11.

SIGNATURES                                                                   12.
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                      June 30,     December 31,
                                                                        2005            2004
                                                                    -------------   -----------
                                                                    (Unaudited)

                                   - ASSETS -
CURRENT ASSETS:
    Cash                                                               $    113      $    356
    Prepaid assets                                                           62           125
                                                                       --------      --------

  TOTAL ASSETS                                                         $    175      $    481
                                                                       ========      ========

                  - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                               $  9,822      $ 13,534
  Loan payable - shareholder (Note 2)                                    23,700        15,200
                                                                       --------      --------
TOTAL CURRENT LIABILITIES                                                33,522        28,734
                                                                       --------      --------


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
   8,000,000 shares authorized, none issued                                --            --
Common stock, $.001 par value;
   40,000,000 shares authorized, 3,000,000
   shares issued and outstanding                                          3,000         3,000
Additional paid in capital (Note 2)                                      35,996        35,996
Deficit accumulated during the development stage                        (72,343)      (67,249)
                                                                       --------      --------
                                                                        (33,347)      (28,253)
                                                                       --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                         $    175      $    481
                                                                       ========      ========

                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                          Cumulative
                          During the
                          Development
                            Stage
                          (January 28, 2000
                           to June 30, 2005)

                                                   For the Three                  For the Six
                                               Months Ended June 30            Months Ended June 30,

                                                2005           2004          2005           2004
                                            --------------------------------------------------------

                             -----------    -----------    -----------    -----------    -----------
REVENUES                           $-             $-             $-            $-             $-
                             -----------    -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
     Filing fees                  11,190            606          1,200          1,354          4,827
     Professional fees            44,589          1,500          1,750          3,000          7,418
     Other expenses               12,175             56             79             88            137
     Interest expense              4,389            357            108            652            148
                             -----------    -----------    -----------    -----------    -----------
                             $    72,343          2,519          3,137          5,094         12,530
                             -----------    -----------    -----------    -----------    -----------

NET LOSS                     $   (72,343)   $    (2,519)   $    (3,137)   $    (5,094)   $   (12,530)
                             ===========    ===========    ===========    ===========    ===========

LOSS PER SHARE
     Basic and Diluted       $      (.02)   $      0.00    $      0.00    $      0.00    $      0.00
                             ===========    ===========    ===========    ===========    ===========
Weighted average number of
common shares outstanding      3,000,000      3,000,000      3,000,000      3,000,000      3,000,000
                             ===========    ===========    ===========    ===========    ===========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Cumulative During the
                                                                  Development Stage               For The Six Months
                                                                   (January 28, 2000 to              Ended June 30,
                                                                     June 30, 2005)               2005          2004
                                                                  ------------------------      -----------------------

                                                                     --------                   --------       --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(72,343)                  $ (5,094)      $(12,530)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Increase (decrease) in prepaid assets                                (63)                        63           --
     Compensatory Shares                                                  750
     Reductions as legal fees                                           2,000
     Increase (decrease) in accrued expenses                           12,969                     (3,712)           841
                                                                     --------                   --------       --------
        Net cash utilized by operating activities                     (56,687)                    (8,743)       (11,689)
                                                                     --------                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                     53,800                      8,500         11,000
     Net proceeds from sale of common units                             3,000                       --             --
                                                                     --------                   --------       --------
        Net cash provided by financing activities                      56,800                      8,500         11,000
                                                                     --------                   --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      113                       (243)          (689)

     Cash and cash equivalents at beginning of period                    --                          356          1,409
                                                                     --------                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    113                   $    113       $    720
                                                                     ========                   ========       ========


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

On February 27, 2004, June 29, 2004, September 30, 2004, December 6, 2004, February 10, 2005, April 25, 2005 and June 29, 2005, Turquoise Partners, LLC principal shareholder loaned the Company $6,000, $5,000, $2,200, $2,000, $3,000, $3,000, and $2,500, respectively. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary. Mr. Arnold Kling our President and sole director, is a Managing Member of Turquoise Partners, LLC and has agreed to extend the term of these loans and is currently negotiating a formal agreement.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the year ended December 31, 2004, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended June 30, 2005 and the three months ended June 30, 2004. Total expenses for the three months ended June 30, 2005 decreased to $2,519 as compared to $3,137 for the 2004 period. These expenses constituted professional and administrative fees and were slightly less than the professional and administrative fees incurred during the 2004 period because of a decrease in professional and filing fees in the administration of the Company.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Likewise, we have not had any revenues during the six months ended June 30, 2005 and the six months ended June 30, 2004. Total expenses for the six months ended June 30, 2005 increased to $5,094 as compared to $12,530 for the 2004 period. These expenses constituted professional and administrative fees and were less than the professional and administrative fees incurred during the 2004 period because of lower professional and filing fees in the administration of the Company.

Liquidity and Capital Resources

The Company's principal source of operating capital recently has been provided in the form of loans from Turquoise Partners, LLC, an entity in which Arnold P. Kling, the President of the Company, is a member. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2005, the Company had cash of $113 and negative working capital of $33,347.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2005.


Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: August 11, 2005          Twin Lakes, Inc.


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

Dated: August 11, 2005             Twin Lakes, Inc.


                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)


Dated: August 11, 2005             Twin Lakes, Inc.


                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)