Form 10QSB
period 2005-09-30
TWIN LAKES INC
filed 2005-11-14
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2005

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

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

                         545 Madison Avenue - 6th Floor
                            New York, New York 10022
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,460,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 11, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2005

                                Table of Contents

PART I                                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS
        Balance Sheets As Of September 30, 2005 (Unaudited)
          And December 31, 2004                                              3.
        Statements of Operations - Cumulative                                4.
          During the Development Stage (January 28, 2000 to
          September 30, 2005) and for the Three and Nine Months
          Ended September 30, 2005 and 2004 (UNAUDITED)
        Statements of Cash Flow - Cumulative During the                      5.
          Development Stage (January 28, 2000 to September 30, 2005)
          and for the Nine Months Ended
          September 30, 2005 and 2004 (UNAUDITED)
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
EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                   (Unaudited)

                                     - ASSETS -
CURRENT ASSETS:
    Cash                                                           $        387    $        356
    Prepaid assets                                                           31             125
                                                                   ------------    ------------

  TOTAL ASSETS                                                     $        418    $        481
                                                                   ============    ============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                           $      9,946    $     13,534
  Loan payable - shareholder (Note 2)                                    26,700          15,200
                                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                                36,646          28,734
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value;
   8,000,000 shares authorized, none issued                                --              --
Common stock, $.001 par value;
   40,000,000 shares authorized, 3,460,000 at September 30, 2005 and 3,000,000 at December 31, 2004
   shares issued and outstanding                                          3,460           3,000
Additional paid in capital (Note 2)                                      47,803          35,996
Deficit accumulated during the development stage                        (87,491)        (67,249)
                                                                   ------------    ------------
     Total Shareholders Equity                                          (36,228)        (28,253)
                                                                   ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                     $        418    $        481
                                                                   ============    ============


                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Cumulative During
                                the Development         For the Three                   For the Nine
                                Stage (January          Months Ended                    Months Ended
                                28, 2000 to             September 30                    September 30
                                September 30,
                                2005)               2005            2004            2005            2004
                                ------------    ------------    ------------    ------------    ------------
REVENUES                        $         --    $         --    $         --    $         --    $         --
                                ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
     Filing fees                      11,416             226           1,452           1,580           6,279
     Professional fees                59,056          14,467           2,500          17,467           9,918
     Other expenses                   12,206              31              38             119             175
     Interest expense                  4,813             424             197           1,076             345
                                ------------    ------------    ------------    ------------    ------------
                                $     87,491          15,148           4,187          20,242          16,717
                                ------------    ------------    ------------    ------------    ------------

NET LOSS                        $    (87,491)   $    (15,148)   $     (4,187)   $    (20,242)   $    (16,717)
                                ============    ============    ============    ============    ============

LOSS PER SHARE
     Basic and Diluted          $       (.03)   $       (.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                ============    ============    ============    ============    ============
Weighted average number of
common shares outstanding          3,006,667       3,090,000       3,000,000        3,090000       3,000,000
                                ============    ============    ============    ============    ============

                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Cumulative During the
                                                        Development Stage       For The Nine Months
                                                        (January 28, 2000 to    Ended September 30,
                                                        September 30, 2005)     2005            2004
                                                        ------------            ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $    (87,491)           $    (20,242)   $    (16,717)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Decrease (increase) in prepaid assets                       (31)                     94            --
     Compensatory Shares                                      13,017                  12,267            --
     Reductions as legal fees                                  2,000
     Increase (decrease) in accrued expenses                  13,092                  (3,588)          2,538
                                                        ------------            ------------    ------------
        Net cash used by operating activities                (59,413)                (11,469)         17,179)
                                                        ------------            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                            56,800                  11,500          13,200
     Net proceeds from sale of common units                    3,000                    --              --
                                                        ------------            ------------    ------------
        Net cash provided by financing activities             59,800                  11,500          13,300
                                                        ------------            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             387                      31            (973)

     Cash and cash equivalents at beginning of period           --                       356           1,409
                                                        ------------            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $        387            $        387    $        430
                                                        ============            ============    ============

                             See accompanying notes.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

Effective upon the closing of this transaction, (the "Sale"), Arnold P. Kling joined the Company as President, Treasurer and as Chairman of the Board of Directors, John R. D'Angelo was appointed Secretary of the Company and Kirk M. Warshaw was appointed Chief Financial Officer of the Company. Johnny R. Thomas resigned as President, as Chairman and as Treasurer of the Company. Mr. Warshaw has subsequently assumed the role of Secretary in place of Mr D'Angelo in September 2005. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

On February 27, 2004, June 29, 2004, September 30, 2004, December 6, 2004, February 10, 2005, April 25, 2005, June 29, 2005, and August 16, 2005 Turquoise Partners, LLC principal shareholder loaned the Company $6,000, $5,000, $2,200, $2,000, $3,000, $3,000, $2,500, and $3,000 respectively. The loans accrue interest at 7% per annum which shall be repaid upon the maturity of the loans on their first anniversary. Mr. Arnold Kling our President and sole director, is a Managing Member of Turquoise Partners, LLC and has verbally agreed to extend the term of these loans until a formal agreement is reached.

NOTE 3 - STOCKHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of the date of this Form 10-QSB, 3,460,000 shares of common stock (held by eight holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. The Company has no plans, proposals, arrangements or understandings with respect to selling its securities prior to the location of a target business.

During this past quarter, 460,000 shares of the stock were authorized for issuance to three individuals who provided the Company with consulting services. The Company's Board of Directors determined that it had been the beneficiary of legal services in the past from Mr. Robert Cohen and Mr. John D'Angelo and financial consulting services of Mr. Kirk M. Warshaw, and deemed it in its best interests to formalize its relationship with each of them to enable them to continue to provide similar services on behalf of the Corporation going forward if so requested.

The Company shall issue shares of common stock to the following, said shares will bear a restrictive legend upon them, in the following number and for the indicated value of the services; Robert Cohen - 60,000 shares for work determined to be valued at $1,600, John D'Angelo - 100,000 shares to be valued at $2,667, and Kirk M. Warshaw 300,000 shares to be valued at $8,000.

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

Effective upon the closing of this transaction (the "Sale"), Arnold P. Kling joined the Company as President, Treasurer and as Chairman of the Board of Directors, John R. D'Angelo was appointed Secretary of the Company and Kirk M. Warshaw was appointed Chief Financial Officer of the Company. Mr Warshaw subsequently replaced Mr. D'Angelo as the Company's Secretary. Johnny R. Thomas resigned as President, as Chairman and as Treasurer of the Company. Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Because we currently do not have nor have we ever had since inception any business operations as a blank check company, we have not had any revenues during the three months ended September 30, 2005 and the three months ended September 30, 2004. Total expenses for the three months ended September 30, 2005 increased to $ 15,148 as compared to $4,187 for the 2004 period. These expenses constituted professional and administrative fees and were more than the professional and administrative fees incurred during the 2004 period because of the aforementioned issuance of compensatory shares to consultants who have provided services to the Company.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Likewise, we have not had any revenues during the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Total expenses for the nine months ended September 30, 2005 increased to $20,242 as compared to $16,717 for the 2004 period. These expenses constituted professional and administrative fees and were more than the professional and administrative fees incurred during the 2004 period because of higher professional fees incurred in the administration of the Company.

Liquidity and Capital Resources

The Company's principal source of operating capital recently has been provided in the form of loans from Turquoise Partners, LLC, an entity in which Arnold P. Kling, the President of the Company, is a member. The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2005, the Company had cash of $387 and negative working capital of $36,228.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2005.

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

         During the quarter ended September 30, 2005, the Company authorized the issuance in the aggregate of 460,000 shares of its common stock to three individuals that have provided services to the Company. The Company authorized for issuance, 60,000 shares to Robert Cohen for legal services, 100,000 shares to John R. D'Angelo for legal services, and 300,000 shares to Kirk M. Warshaw, the Company's Chief Financial Officer as Secretary. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

Dated: November 11, 2005        Twin Lakes, Inc.

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

Dated: November 11, 2005        Twin Lakes, Inc.

                                By: /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President and Treasurer
                                    (Principal Executive Officer)

Dated: November 11, 2005        Twin Lakes, Inc.

                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    and Secretary Principal Financial and
                                    Accounting Officer)