Form 10KSB
period 2005-12-31
TWIN LAKES INC
filed 2006-02-28
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

            [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 000-50085

                                TWIN LAKES, INC.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

                Nevada                                    88-0462760
    ------------------------------              ------------------------------
    State or other jurisdiction of              I.R.S. Employer Identification
    incorporation or organization                           Number

          47 School Avenue
         Chatham, New Jersey                                07928
      --------------------------                        -------------
Address of principal executive office                      Zip Code

                    Issuer's telephone number: (973) 635-4047

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

The Company's revenues for Fiscal Year ended December 31, 2005 were $0.00.

As of February 23, 2006, 12,919,706 shares of common stock were outstanding and there was no trading market for the common stock. The number of shares held by non-affiliates was 220,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes |_|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We are a "blank check" company formed on January 28, 2000, to effect a business combination with a target business which we believe has significant growth potential. To date, our efforts have been limited to organizational activities and a public offering of our securities, which was later withdrawn. We have no definitive plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any sales of our equity or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Pursuant  to a Stock  Purchase  Agreement  effective  as of January 8, 2004 (the
"Stock Purchase Agreement"), Turquoise Partners, LLC, a New York limited liability company ("TPL"), acquired substantially all of our equity securities for $32,000 through the purchase of a total of 2,940,000 shares of our common stock (representing 98% of the then outstanding common stock), and Class A warrants to acquire 1,000,000 shares of our common stock (the "TLP Purchase") from Dr. Johnny R. Thomas, our former President and Chairman of the Board of Directors, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional New York corporation and SBK Investment Partners, a New York partnership (collectively, the "Sellers"). The Sellers retained in the aggregate 60,000 shares of our common stock representing 2% of our outstanding common stock at that time.

Effective upon the closing of the TLP Purchase, Arnold P. Kling was appointed as our President, Treasurer and Chairman of the Board of Directors, John R. D'Angelo was appointed as our Secretary, and Kirk M. Warshaw was appointed as our Chief Financial Officer. Dr. Johnny R. Thomas resigned as President, Chairman of the Board and Treasurer. Mr. Warshaw subsequently assumed the role of Secretary in place of Mr. D'Angelo in September 2005.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

As a result of our limited resources, unless and until the warrants are exercised or additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

- experience and skill of management and availability of additional personnel of the target business;

-    costs associated with effecting the business combination;

-    equity interest retained by our shareholders in the merged entity;

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

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our President intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective shareholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

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

Various impediments to a business combination may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 2. DESCRIPTION OF PROPERTY

During the fiscal year ended December 31, 2004 and through the first nine months of 2005, we operated from offices leased to an affiliated company of Arnold Kling, our President, Treasurer and Chairman of the Board. No rent was charged for use of such office space. Since October 1, 2005, we have been operating from offices which are owned by an affiliated company of Kirk Warshaw, our Chief Financial Officer and Secretary, for no rent, on a month to month basis. We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2005, our Board of Directors unanimously adopted a resolution seeking shareholder approval to amend our Certificate of Incorporation to effect a reverse stock split of our common stock. Thereafter, on December 1, 2005, pursuant to our By-Laws and Nevada General Corporation Law ss.78.320, certain of our shareholders who held in the aggregate 2,940,000 shares of our common stock, representing approximately 85% of our total issued and outstanding common stock, adopted a resolution to authorize our Board of Directors, in their sole discretion, to effect a reverse split of our common stock based upon a ratio of not less than one-for-one and one-half nor more than one-for-ten shares at any time prior to November 30, 2006. In addition, notwithstanding approval of this proposal by the shareholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our shareholders. On December 6, 2005, we filed with the U.S. Securities & Exchange Commission a Preliminary Information Statement pursuant to Section 14(C) of the

Securities Exchange Act of 1934 (the "Exchange Act"). Thereafter, on December 21, 2005, we filed with the U.S. Securities & Exchange Commission a Definitive Information Statement pursuant to Section 14(C) of the Shareholders Exchange Act. A copy of the Information Statement was mailed to our shareholders of record on December 21, 2005. The actions detailed in the Information Statement became effective on January 10, 2006, twenty days following such mailing.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is not currently traded on any public trading market. No assurance can be given that any market for our common stock will ever develop. We will attempt to obtain a quote for our common stock on the NASD OTC Bulletin Board following the completion of a merger or business combination.

We have authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. As of the date this Form 10-KSB was filed, there are issued and outstanding 12,919,706 shares of common stock (held by seven holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable. We have no plans, proposals, arrangements or understandings with respect to selling our securities prior to the location of a target business.

We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. Any company which we merge with may change this policy.

RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to our sales of unregistered securities from inception through the period ended December 31, 2005. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On January 28, 2000, upon our formation, Johnny R. Thomas, founder and then Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of our common stock and 986,667 Class A Warrants for an aggregate of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

On January 28, 2000, upon our formation, Snow Becker Krauss P.C., counsel to the company, purchased 40,000 shares of our common stock and 13,333 Class A Warrants for an aggregate of $40 or $.001 per share.

In January 2004, TPL acquired substantially all of our outstanding equity securities for $32,000 through the purchase of an aggregate of 2,940,000 shares of common stock representing 98% of our then outstanding common stock, and Class A Warrants to acquire 1,000,000 shares of our common. The sellers retained in the aggregate 60,000 shares of our common stock representing two percent of our then outstanding common stock.

During the quarter ended September 30, 2005, a total of 460,000 restricted shares of common stock were authorized for issuance to three individuals who provided us with consulting services. We were the beneficiary of the provision of legal services in the past by Robert Cohen and John D'Angelo and financial consulting services by Kirk M. Warshaw, and deemed it in our best interests to formalize our relationship with each of them to enable them to continue to provide similar services on our behalf going forward if so requested.
Accordingly, the following issuances were authorized; Robert Cohen - 60,000 restricted shares for work determined to be valued at $1,600; John D'Angelo - 100,000 restricted shares for work determined to be valued at $2,667; and Kirk
M. Warshaw 300,000 restricted shares for work determined to be valued at $8,000.

We have authorized 1,000,000 Class A Warrants, all of which are issued and outstanding and are now held by TPL. The Class A Warrants are exercisable for four years, from the effective date of our Form 10-SB (January 12, 2003), at an exercise price of $3.00 per share. We have the right to redeem the Class A
Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. We reserve the right to have standby purchasers exercise any or all of the warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

We have authorized 1,000,000 Class B Warrants, none of which are issued and outstanding. We have the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. We reserve the right to have standby purchasers exercise any or all of the warrants, which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation, proposed financing, which was later withdrawn, and minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

In January 2004, following the TLP Purchase, Dr. Thomas appointed Arnold Kling as President, Treasurer and Chairman of the Board and Dr. Thomas resigned as President, Treasurer and sole director. In connection with Mr. Kling's executive and directorship appointments, John D'Angelo was appointed as our Secretary and Kirk Warshaw was appointed as our Chief Financial Officer. Mr. Warshaw subsequently assumed the role of Secretary in place of Mr. D'Angelo in September 2005. Over the next 12 months, we anticipate continuing to seek a business combination. No cash compensation will be paid to any officer or director in their capacities as such.

As of December 31, 2005, we had not incurred any material costs or expenses other than those associated with our formation and operations, and we had cash on hand of $1,130. Throughout 2004 and 2005, TPL, our principal shareholder loaned us the necessary working capital to fund our operating expenses. During 2004 and 2005, a total of $30,000 was loaned by TPL to us through several advances. The loans accrue interest at 7% per annum and as of December 31, 2005, a total of $2,163 in accrued interest was owed (the "TPL Loan"). On December 31, 2005 the TPL Loan was formalized in a Convertible Grid Promissory Note issued to TPL in the principal amount of $32,163 (the "Grid Note"). The Grid Note provides TPL with the right, at its option, to convert the Grid Note (and any accrued and unpaid interest) into shares of our common stock at the conversion rate of $.0034 per share.

On January 9, 2006, TPL elected to convert the entire TPL Loan into 9,459,706 shares of our common stock by entering into the Convertible Grid Note Conversion Agreement with us (the "Conversion Agreement").

EQUIPMENT AND EMPLOYEES

As of December 31, 2005, we had no operating business, no equipment, and other than Mr. Arnold Kling and Mr. Kirk Warshaw our President and Chief Financial Officer, respectively, we had no employees. Neither of our officers receives any compensation and each provides services on an "as needed basis". We do not intend to develop our own operating business but instead plan to merge with another operating company.

EXPENSES FOR YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Net cash used in operating activities for the twelve months ended December 31, 2005 was $14,026, compared to $16,253 for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005 and 2004, we had no revenues but received $14,800 and $15,200 in loans for operating expenses from TPL, an entity in which the President is the managing member. As a result, cash on hand increased by $774 for the twelve months ended December 31, 2005 to $1,130 and decreased by $1,053 for the twelve months ended December 31, 2004 to $356.

The operating expenses of $26,128 for the twelve month period ended December 31, 2005 and $19,662 for the twelve months ended December 31, 2004 resulted primarily from accounting/auditing, legal and general administrative expenses.

                                  RISK FACTORS

WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

We were incorporated in January 2000 and we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President, Arnold Kling, was appointed in January 2004 and has had limited time to evaluate merger prospects and accordingly, only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2005, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

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

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, WHO MAKES ALL MANAGEMENT DECISIONS, AND WHO CONTROLS OUR LARGEST SHAREHOLDER.

Our ability to effect a merger will be dependent upon the efforts of our President and sole director, Arnold Kling and our Chief Financial Officer and Secretary, Kirk Warshaw. Notwithstanding the importance of Mr. Kling and Mr. Warshaw, we have not entered into any employment agreement or other understanding with Mr. Kling or Mr. Warshaw concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Kling and Mr. Warshaw and do not anticipate that we will hire additional personnel. Mr. Kling is also the managing member of TPL, our principal shareholder, and conflicts may arise in decisions made by him on behalf of TPL which may be adverse to our interests, and those of our other shareholders.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER

After the closing of a merger, our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling intends to resign as the President, Treasurer and Director and Mr. Warshaw intends to resign as Chief Financial Officer and as Secretary.

RECENT RULEMAKING HAS MADE IT MORE DIFFICULT FOR US TO ESTABLISH A TRADING MARKET FOR OUR COMMON STOCK.

A public market for our common stock does not exist and there can be no assurance that one will ever develop or if developed will continue. At some point in the future, we will attempt to obtain a quote for our common stock on the NASD OTC Bulletin Board. In general, creation of a public market for our common stock depends on, among other things, (i) acceptance of our stock on an exchange or interdealer quotation system, (ii) filing of a Form 211 with the NASD for trading on the OTC Bulletin Board and/or (iii) registration of the shares through a Registration Statement filed under the Securities Act. Such actions may be costly and difficult and could potentially fail. Recent NASD policy making has also hindered our ability to obtain a trading market. If no market develops, it may be difficult or impossible for the holders of our common stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of common stock imposed by federal and state security laws, if the shares of common stock are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the common stock and that if developed any such market will be sustained.

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER

Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of common stock. There are currently 27,080,294 authorized but unissued shares of common stock available for issuance. To the extent that additional shares of common stock are issued in connection with a merger, our shareholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS

We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating a merger will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the

Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any post merger arrangement will have a similar philosophy.

WE ARE AUTHORIZED TO ISSUE PREFERRED STOCK

Our certificate of incorporation authorizes the designation and issuance of 8,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as our Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board is empowered, without shareholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such Preferred Stock, and it is possible that one or more series of Preferred Stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of Preferred Stock.

ITEM 7. FINANCIAL STATEMENTS

See the Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-11 which follow Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by his report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of February 1, 2006:

Name                      Age         Title
-------                  -----        ------
Arnold P. Kling           47          President, and Treasurer and Sole Director
Kirk M. Warshaw           47          Chief Financial Officer and Secretary

Arnold P. Kling, 47. Mr. Kling has served as a Director and our President and Treasurer since January 2004. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and President of Entrust Financial Services, Inc. (OTCBB:ENFN), and 24 Holdings, Inc. (OTCBB:TFHD).

Kirk M. Warshaw, 47. Mr. Warshaw has served as our Chief Financial Officer since January 2004 and our Secretary since September 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Entrust Financial

Services,  Inc.  (OTCBB:ENFN),  the Chief  Financial  Officer and Director of 24
Holdings, Inc. (OTCBB:TFHD), a Director of Empire Financial Holding Company (AMEX:EFH), and a Director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

MEETINGS OF THE BOARD

Effective January 8, 2004, our sole director is Arnold Kling. Prior to that our sole director was Johnny R. Thomas. As of February 22, 2006, our Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management. As we only have one board member, we do not have separate or independent audit or compensation committees.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Since our inception, we have paid no cash compensation to our officers or directors. In the quarter ended September 30, 2005, our Board of Directors authorized the issuance to Mr. Warshaw a total 300,000 shares of our common stock for his prior service provided to us. The stock was determined to be worth $8,000 and the expense was recognized in the 2005 financial statements. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is associated. We do not have any incentive or stock option plan in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 1, 2006 regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this Form 10-KSB and as adjusted to give pro forma effect, to the exercise of Class A Warrants.

                                      Amount and Nature of         Percentage of
          Name (1)                Beneficial Ownership (1)(2)       Shares Owned
          --------                ----------------------------     -------------
Turquoise Partners, LLC (3)              13,399,706 (4)                96.3%
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019

Kirk M. Warshaw (5)                         300,000                     2.1%
47 School Avenue
Chatham, NY 07928

All Officers and Directors as a          13,699,706 (6)                98.4%
Group (2 persons)

1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Based on 12,919,706 shares issued and outstanding as of the date of this filing and up to 1,000,000 shares issuable upon exercise of Class A Warrants.

(3) Arnold P. Kling, is the managing member of Turquoise Partners, LLC and he is our President and Treasurer and our sole director.

(4) Consists of 12,399,706 shares of common stock and 1,000,000 shares issuable upon exercise of Class A Warrants.

(5)  Mr. Warshaw is our Chief Financial Officer.

(6) Turquoise Partners, LLC owns 12,399,706 shares of our common stock and 1,000,000 shares issuable upon exercise of Class A Warrants. Mr. Arnold Kling is the managing member of Turquoise Partners, LLC and he is our President, Treasurer and our sole director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 28, 2000, upon our formation, Johnny R. Thomas, founder and then Chief Executive Officer, purchased through Estancia LLC, an entity established by Dr. Thomas for estate planning purposes, 2,960,000 shares of our common stock and 986,667 Class A

Warrants for an aggregate purchase price of $2,960, or $.001 per share. Dr. Thomas tendered a recourse promissory note for his shares which was paid in June 2000 when we opened a bank account.

Between August, 2000 and October, 2002, we received a total of $20,500 for operating expenses from Estancia LLC, an entity established by Dr. Thomas for estate planning purposes. These loans were originally repayable on December 31, 2002 and bore interest at a rate of 6% per annum. We received additional loans aggregating $9,600 in 2003 from Estancia LLC. Estancia LLC released us from any obligation to repay any of these loans in connection with the TLP Purchase.

In October 2002, Estancia LLC transferred an aggregate of 750,000 shares of common stock and 250,000 Class A Warrants to SBK Investment Partners, an affiliate of our then counsel, and its assignee for consulting services rendered.

During the fiscal year ended December 31, 2004 and the first nine months of 2005, we operated from offices which were leased to an affiliated company of Arnold Kling, our President and Treasurer and our Chairman of the Board. No rent was charged by such company for use of its space. Since October 1, 2005 we have been operating from offices which are owned by an affiliated company of Kirk Warshaw, our Chief Financial Officer and Secretary, for no rent, on a month to month basis.

Throughout 2004 and 2005 TPL, our principal shareholder loaned us a total of $30,000 for to fund our working capital needs. The TPL Loan accrues interest at 7% per annum and as of December 31, 2005 a total of $2,163 in accrued interest was owed as reflected in the Grid Note. The Grid Note provides that TPL, at its option, has the right to convert the Grid Note and any accrued and unpaid interest into our common shares at the rate of $.0034 per share. Mr. Arnold Kling, our president and sole director, is the managing member of TPL.

In the quarter ended September 30, 2005, 300,000 shares of stock were authorized for issuance to Kirk M. Warshaw, our Chief Financial Officer and Secretary for financial consulting services provided to us. The shares of common stock to be issued Mr. Warshaw will bear a restrictive legend. The indicated value of the services was determined to be $8,000.

On January 9, 2006, TPL elected to convert the entire TPL Loan into 9,459,706 shares of our common stock pursuant to the Conversion Agreement.

We utilized a variety of methods to value the shares including their estimate of the ultimate value that the shares will have to an acquirer based upon the value that other blank check companies have recently realized, as well as the fair market value of the services provided by the individuals to whom the shares were granted.

ITEM 13. EXHIBITS

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

      3.2          By-Laws of the registrant. (1)

      4.1          Specimen Common Share Certificate. (1)

      4.2          Specimen of Class A Warrant Certificate. (1)

      4.3          Specimen of Class B Warrant Certificate. (1)

      4.4 Stock Purchase Agreement dated as of January 8, 2004 among Turquoise Partners, LLC, Johnny R. Thomas, Estancia LLC, Snow Becker Krauss, P.C., and SBK Investment Partners (2)

      4.5          Convertible Grid Promissory Note dated December 31, 2005*

      4.6          Convertible  Grid Note Conversion  Agreement dated January 9,
                   2006*

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

--------------------
*    Filed with this report

     (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on November 12, 2002.

     (2) Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

AUDIT FEES:

We paid audit and financial statement review fees totaling $9,500 and $8,750 for the years ended December 31, 2005 and 2004, respectively to Lazar Levine & Felix LLP, our current independent accountants.

AUDIT-RELATED FEES:

None

TAX FEES:

We paid tax preparation fees totaling $750 and $1,000 for the years ended December 31, 2005 and 2004, respectively, to Lazar Levine & Felix LLP, our current independent accountants.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

Independent Auditors' Report                                                F-2.

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004                             F-3.

Statements of Operations for the Period from Inception, January 28, 2000 to  December  31,  2005 (the  development  stage)  and the  Years  Ended
December 31, 2005 and 2004                                                  F-4.

Statement of Shareholders' Equity for the Period from Inception, January
28, 2000 to December 31, 2005                                               F-5.

Statements of Cash Flows for the Period from Inception, January 28, 2000 to  December  31,  2005 (the  development  stage)  and the  Years  Ended
December 31, 2005 and 2004                                                  F-6.

Notes to Financial Statements                                               F-7.

                                     F - 1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders
Twin Lakes, Inc.
Chatham, New Jersey

We have audited the accompanying balance sheets of Twin Lakes, Inc. (a development stage company), as of December 31, 2005 and 2004, the related statements of operations and cash flows for the years then ended and the statements of operations, cash flows and shareholders' equity for the period from inception (January 28, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Twin Lakes, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                            LAZAR LEVINE & FELIX LLP

New York, New York
February 23, 2006

                                     F - 2.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004


                                                              2005        2004
                                                            -------     -------
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                   $ 1,130     $   356
     Prepaid assets                                              --         125
                                                            -------     -------
TOTAL ASSETS:                                               $ 1,130     $   481
                                                            =======     =======

                  - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                       $11,081     $13,534
     Convertible loan payable - shareholder (Note 3)         32,163      15,200
                                                            -------     -------
TOTAL CURRENT LIABILITIES                                   $43,244     $28,734
                                                            =======     =======


COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' (DEFICIT) (NOTE 4):
Preferred stock, $.001 par value;
  8,000,000 shares authorized, none issued                       --          --
Common stock, $.001 par value;
  40,000,000 shares authorized,
  3,460,000 and 3,000,000 shares
  issued and outstanding                                      3,460       3,000
  Additional paid-in capital (Note 3)                        47,803      35,996
  Deficit accumulated during the development stage          (93,377)    (67,249)
                                                            -------     -------

                                                            (42,114)    (28,253)
                                                            -------     -------
                                                            $ 1,130     $   481
                                                            =======     =======

                             See accompanying notes

                                     F - 3.

                                TWIN LAKES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                            CUMULATIVE DURING THE
                            DEVELOPMENT STAGE         Year Ended December 31,
                            (JANUARY 28, 2000 TO   ----------------------------
                            DECEMBER 31, 2005)        2005              2004
                                  -----------      -----------      -----------
REVENUES                          $        --      $        --      $        --
-----------------------------     -----------      -----------      -----------

COSTS AND EXPENSES:
     Professional fees                 64,056           22,467           12,418
     Filing fees                       11,772            1,936            6,478
     Other expenses                    12,237              150              175
     Interest expense                   5,312            1,575              591
                                  -----------      -----------      -----------
                                       93,377           26,128           19,662
                                  -----------      -----------      -----------

NET LOSS                          $   (93,377)     $   (26,128)     $   (19,662)
                                  ===========      ===========      ===========


LOSS PER SHARE                    $      (.03)     $      (.01)     $      (.01)
                                  ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                3,141,538        3,000,000
                                  ===========      ===========      ===========






                             See accompanying notes

                                     F - 4.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                Deficit
                                                                                                Accumulated
                                                   Common Shares                 Additional     During the      Shareholders'
                                                   ----------------------        Paid-in        Development     Equity
                                                   Number         Amount         Capital        Stage           (Deficit)
                                                   ---------      ---------      ---------      ---------       ---------
At inception, January 28, 2000                            --      $      --      $      --      $      --       $      --
Issuance of common units                           3,000,000          3,000             --             --           3,000
Net loss for period ended December 31, 2000               --             --             --        (10,527)        (10,527)
                                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2000                       3,000,000          3,000             --        (10,527)         (7,527)
Net loss for year ended December 31, 2001                 --             --             --         (3,425)         (3,425)
                                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2001                       3,000,000          3,000             --        (13,952)        (10,952)
Share transfer for consulting services                    --             --            750             --             750
Net loss for year ended December 31, 2002                 --             --             --        (20,841)        (20,841)
                                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2002                       3,000,000          3,000            750        (34,793)        (31,043)

Debt and related interest converted to equity                                       33,246             --          33,246
Reduction of legal fees                                                              2,000             --           2,000
Net loss for year ended December 31, 2003                                                         (12,794)        (12,794)
                                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2003                       3,000,000          3,000         35,996        (47,587)         (8,591)
Net Loss for year ended December 31, 2004                                                         (19,662)        (19,662)
                                                   ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2004                       3,000,000          3,000         35,996        (67,249)        (28,253)
Issuance of Compensatory Shares                      460,000            460         11,807         12,267
Net loss for year ended December 31, 2005                                                         (26,128)        (26,128)
                                                   ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2005                       3,460,000      $   3,460      $  47,803      $ (93,377)      $ (42,114)
                                                   =========      =========      =========      =========       =========

                             See accompanying notes

                                     F - 5.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                     Cumulative During the
                                                     Development Stage       Year Ended December 31,
                                                     (January 28, 2000 to    -----------------------
                                                     December 31, 2005)        2005           2004
                                                     ---------------------   --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(93,377)         $(26,128)      $(19,622)
  Adjustments to reconcile net loss to net cash
    utilized by operating activities:
    Compensatory shares                                      13,016            12,267
      Reduction of legal fees                                 2,000                --             --
    Decrease (increase) in prepaid assets                        --               125           (125)
    Increase (decrease) in accrued expenses                  16,391              (290)         3,534
                                                           --------          --------       --------
      Net cash utilized by operating activities             (61,970)          (14,026)       (16,253)
                                                           --------          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholders' loans                          60,100            14,800         15,200
  Sale of common units                                        3,000                --             --
                                                           --------          --------       --------

      Net cash provided by financing activities              63,100            14,800         15,200
                                                           --------          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,130               774         (1,053)

  Cash and cash equivalents at beginning of period               --               356          1,409
                                                           --------          --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,130          $  1,130       $    356
                                                           ========          ========       ========

                             See accompanying notes

                                     F - 6.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

                                     F - 7.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c)  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding (1,000,000 as of December 31, 2005), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

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


NOTE 3 - CONVERTIBLE LOAN PAYABLE - SHAREHOLDER:

As of December 31, 2005, the Company was indebted to a shareholder in the total amount of $30,000. The loans accrue interest at 7% per annum and as of December 31, 2005 a total of $2,163 in accrued interest was owed. On December 31, 2005, the Company issued a Convertible Grid Promissory Note to the shareholder in the principal amount of $32,163 (the "TPL Note") which also provided the shareholder with the right to convert the TPL Note and any accrued and unpaid interest into common shares of the Company at the rate of $.0034 per share or the equivalent of 9,459,706 shares of common stock. These loans were provided to cover operating expenses. See Note 6 - Subsequent Events.

A loan made to the Company by a former shareholder, in reporting periods prior to 2003, was converted into additional paid-in-capital. As a condition to the transaction consummated on January 8, 2004, the note holder was required to reduce the loan balance to zero and as such, the Company recorded the loan and accrued interest as additional paid-in capital in 2003.

                                     F - 8.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - SHAREHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of December 31, 2005, 3,460,000 million shares of common stock (held by seven holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

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

On January 8, 2004, Turquoise Partners, LLC, a New York limited liability company ("TPL"), acquired substantially all of the equity securities of the Company, through the purchase of an aggregate total of 2,940,000 shares of common stock of the Company, representing 98% of the then outstanding common stock, and Class A warrants to acquire 1,000,000 shares of the Company's common stock from the former President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional corporation organized under the laws of New York and SBK Investment Partners, a partnership organized under the laws of New York (collectively, the "Sellers"), pursuant to a definitive stock purchase agreement dated as of January 8, 2004. The Sellers retained an aggregate of 60,000 shares of common stock of the Company representing 2% of the then outstanding common stock.

                                     F - 9.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

In the quarter ended September 30, 2005, 460,000 shares of common stock were authorized for issuance to three individuals who provided consulting services to the Company. The Company issued shares of common stock to the following, said shares bearing a restrictive legend, for the indicated value of the services; Robert Cohen - 60,000 shares for services determined to be valued at $1,600, John D'Angelo - 100,000 shares for services to be valued at $2,667, and Kirk M. Warshaw 300,000 shares for services to be valued at $8,000.

As of the date of the filing of this Form 10-KSB, the Company has authorized 1,000,000 Class A Warrants, all of which were issued and are now held by Turquoise Partners, LLC. The Class A Warrants are exercisable for four years, from the effective date of the Company's Form 10-SB on January 12, 2003, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

As of the date of the filing of this Form 10-KSB, the Company has authorized 1,000,000 Class B Warrants, none of which are issued and outstanding. The Company has the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the warrants, which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

                                    F - 10.

                                 TWIN LAKES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE  5 - INCOME TAXES:

                                                          2005           2004
                                                        --------       --------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
   Net operating loss carry forwards                    $ 31,620       $ 22,800

   Less valuation allowance                              (31,620)       (22,800)
                                                        --------       --------
                                                        $     --       $     --
                                                        ========       ========

At December 31, 2005, the Company had approximately $93,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2020. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.


NOTE 6 - SUBSEQUENT EVENT

On January 9, 2006, the Company and the holder of the Convertible Loan Payable - Shareholder executed a Convertible Grid Note Conversion Agreement whereby the shareholder elected to convert the TPL Note in its entirety resulting in the issuance of 9,459,706 shares of common stock.

                                    F - 11.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TWIN LAKES, INC.

Date: February 27, 2006


                                   By: /s/ Arnold P. Kling
                                   -----------------------------
                                   Arnold P. Kling, President and Treasurer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006


                                   By: /s/ Arnold P. Kling
                                   -----------------------------
                                   Arnold P. Kling, Sole Director, President and Treasurer (Principal Executive Officer)



Date: February 27, 2006


                                   By: /s/ Kirk M. Warshaw
                                   ------------------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)