Form 10QSB
period 2006-03-31
TWIN LAKES INC
filed 2006-05-10
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 12,919,706 shares of the issuer's common stock, par value $.001 per share, outstanding as of May 8, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                Twin Lakes, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2006

                                Table of Contents

PART I   FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS
         Balance Sheets as of March 31, 2006 (Unaudited)
               and December 31, 2005                                          3

         Statements of Operations - Cumulative  During the Development  Stage
               (January  28, 2000 to March 31, 2006) and for the Three Months
               Ended March 31, 2006 and 2005 (Unaudited)                      4

               Statements of Cash Flow - Cumulative During the
               Development Stage (January 28, 2000 to March 31, 2006)
               and for the Three Months Ended
               March 31, 2006 and 2005 (Unaudited)                            5

               Notes to Interim Financial Statements (Unaudited)              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                     8

ITEM 3. CONTROLS AND PROCEDURES                                               9

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   10

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                            10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS DISCLOSURES                                                 10

ITEM 5.  OTHER INFORMATION                                                   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                   11
                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Twin Lakes, Inc., a Nevada corporation, and its predecessors.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                TWIN LAKES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       2006           2005
                                                                     ---------      ---------
                                                                    (Unaudited)
                                    - ASSETS -
CURRENT ASSETS:
    Cash                                                             $   2,093      $   1,130
                                                                     ---------      ---------

  TOTAL ASSETS                                                       $   2,093      $   1,130
                                                                     =========      =========

                       - LIABILITIES AND STOCKHOLDERS' DEFICIT -

CURRENT LIABILITIES:
  Accrued expenses and other liabilities                             $   6,207      $  11,081
  Loan payable - shareholder
                                                                            --         32,163
                                                                     ---------      ---------
TOTAL CURRENT LIABILITIES                                                6,207         43,244
                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value;
   8,000,000 shares authorized, none issued                                 --             --
                                                                     ---------      ---------
Common stock, $.001 par value;
   40,000,000 shares authorized, 12,919,706 and
   3,460,000 shares issued and outstanding for
   2006 and 2005, respectively                                          12,920          3,460
Additional paid in capital                                              93,006         47,803
Treasury stock - 100,000 shares of common stock, at cost                (9,300)            --
Deficit accumulated during the development stage                      (100,740)       (93,377)
                                                                     ---------      ---------
                                                                        (4,114)       (42,114)
                                                                     ---------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $   2,093      $   1,130
                                                                     =========      =========

          See accompanying notes to the unaudited financial statements.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                           Cumulative
                           During the
                           Development
                           Stage                     For the Three
                           (January 28, 2000      Months Ended March 31,
                           to March 31, 2006)      2006            2005
                           -----------------   ------------    ------------

REVENUES                        $    --             $  --           $  --
                             ------------      ------------    ------------
COSTS AND EXPENSES:
     Filing fees                   14,885             3,113             748
     Professional fees             68,056             4,000           1,500
     Other expenses                12,487               250              31
     Interest expense               5,312              --               295
                             ------------      ------------    ------------
                                 $100,740             7,363           2,574
                                 $100,740             7,363           2,574
                             ------------      ------------    ------------

NET LOSS                        $(100,740)          $(7,363)        $(2,574)
                             ============      ============    ============

LOSS PER SHARE
     Basic and Diluted                              $0.00           $0.00
                                             ============    ============
Weighted average number of
common shares outstanding                      10,554,780       3,000,000
                                             ============    ============








          See accompanying notes to the unaudited financial statements.

                                TWIN LAKES, INC.
                              (A Development Stage
                               Company) STATEMENTS
                                  OF CASH FLOWS


                                                   Cumulative During the
                                                   Development Stage              For the Three
                                                   (January 28, 2000 to       Months Ended March 31,
                                                   March 31, 2006)            2006             2005
                                                   -----------------       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $(100,740)           $(7,363)            $(2,574)
     Adjustments to reconcile net loss to net cash
       utilized by operating activities:
     Compensatory shares                                   13,016               --                  --
     Reduction of legal fees                                2,000               --                  --
     Decrease in prepaid assets                              --                 --                    31
      Increase (decrease) in accrued expenses              11,517             (4,874)                370

                                                        ---------          ---------           ---------
         Net cash utilized by operating activities        (74,207)           (12,237)             (2,173)

                                                        ---------          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholders' loans                     60,100               --                 3,000
     Acquisition of treasury shares                        (9,300)            (9,300)               --
     Contribution of additional paid in capital            22,500             22,500                --
     Sale of common units                                   3,000               --                  --
                                                        ---------          ---------           ---------

         Net cash provided by financing activities         76,300             13,200               3,000
                                                        ---------          ---------           ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                               2,093                963                 827

     Cash and cash equivalents at beginning of period        --                1,130                 356
                                                        ---------          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $2,093             $2,093              $1,183
                                                        =========          =========           =========

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:

Conversion of shareholders' loans into
9,459,706 shares of common stock                          $32,163            $32,163           $    --
                                                        =========          =========           =========




          See accompanying notes to the unaudited financial statements.

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes, Inc. (the "Company" or "Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. The Company was formed to serve as a vehicle to raise capital and to acquire an operating business. We are currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

The interim financial information as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
"SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

                                TWIN LAKES, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

NOTE 3 - CONVERTIBLE LOAN PAYABLE - SHAREHOLDER:

A series of loans were made to the Company by its then principal shareholder for the purpose of covering operating expenses during 2004 and 2005, were converted into additional paid-in-capital during the first quarter of 2006. The loans and the accrued interest thereon totaled $32,163. On January 9, 2006, the Company and Turquoise Partners, LLC (TPL) entered into a Convertible Grid Note Conversion Agreement whereby TLP agreed to convert the a note issued by the Company in the principal amount of $32,163 in its entirety into 9,459,706 shares of common stock. The proceeds of the note which were advanced during 2005 and 2004 were used to fund working capital.

NOTE 4 - SHAREHOLDERS' DEFICIT:

The Company authorized capitalization consists of 40 million shares of common stock, par value $.001 per share and 8 million shares of preferred stock, par value $.001 per share. At March 31, 2006, 12,919,706 shares of common stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

The Company has authorized 1,000,000 Class A Warrants, all of which were issued and held by one holder. The Class A Warrants are exercisable for four years, at an exercise price of $3.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. The Company has also authorized 1,000,000 Class B Warrants, none of which are issued and outstanding. The Company has the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, TPL converted $32,163 of indebtedness into 9,459,706 shares of common stock. TPL subsequently sold 9,450,000 shares of common stock to a third party. In March 2006, the Company acquired from a shareholder 100,000 shares of its common stock for $9,300. These shares are now recorded as treasury shares. During the quarter ended March 31, 2006, two shareholders contributed $22,500 for working capital purposes which was recorded as additional paid in capital.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Plan of Operation

We are a "blank check" company formed on January 28, 2000, to effect a combination with a yet unidentified operating business which we expect to have significant growth potential. To date, our efforts have been limited to organizational activities. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential.

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

Effective as of January 8, 2004, TPL acquired substantially all of the equity securities of Twin Lakes for $32,000 through the purchase of an aggregate of 2,940,000 shares of common stock of representing 98% of the then outstanding common stock, and Class A warrants to acquire 1,000,000 shares of Twin Lakes' common stock from four founding shareholders who retained approximately 2% of Twin Lakes' then outstanding common stock. Effective upon the closing, Arnold P. Kling joined Twin Lakes as president, treasurer and chairman of the board of directors, and Kirk M. Warshaw was appointed chief financial officer. Simultaneously, Johnny R. Thomas resigned as president, chairman and treasurer.

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

We expect our present management to play no managerial role in Twin Lakes following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three months ended March 31, 2006 and the three months ended March 31, 2005. Total expenses for the three months ended March 31, 2006 increased to $7,363 as compared to $2,574 for the 2005 period. These expenses constituted professional and filing fees and were more than the professional and filing fees incurred during the 2005 period because of the aforementioned activity regarding Twin Lakes' debt and capital structure.

Liquidity and Capital Resources

Twin Lakes' principal source of operating capital recently has been provided in the form of loans and capital contributions from shareholders. Twin Lakes does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that Twin Lakes can engage in any public or private sales of Twin Lakes' equity or debt securities to raise working capital. Twin Lakes is dependent upon future loans from its present stockholders or management and there can be no assurances that its present shareholders or management will make any loans to Twin Lakes. At March 31, 2006, Twin Lakes had cash of $2,093 and negative working capital of $4,114.

Twin Lakes' present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that Twin Lakes engages in any merger or other combination with an operating company, it will have additional material commitments, although Twin Lakes presently is not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2006.






Item 3.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of the President and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the President and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

           We currently are not a party to any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           On January 9, 2006, Turquoise Partners, LLC, our then principal shareholder, converted $32,163 of debt into 9,459,706 shares of our Common Stock pursuant to an Agreement dated January 9, 2006.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information.

           None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

       EXHIBIT NO.           DESCRIPTION
       -----------           -----------

          4.6      Convertible  Grid Note Conversion  Agreement dated January 9,
                   2006(1)

         31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Filed as an Exhibit with the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Twin Lakes, Inc.

Dated: May 10, 2006                 /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)


Dated: May 10, 2006                 /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)