Form 10QSB
period 2006-06-30
TWIN LAKES INC
filed 2006-08-03
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2006

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________


                        Commission file number: 000-50085

                            Twin Lakes Delaware, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   88-0462760
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

                                Twin Lakes, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of July 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            Twin Lakes Delaware, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2006

                                Table of Contents

PART I   FINANCIAL INFORMATION                                                    PAGE

ITEM 1. FINANCIAL STATEMENTS
            Balance Sheets as of June 30, 2006 (Unaudited)
                  and December 31, 2005                                              3

            Statements of Operations - Cumulative
                  During the Development Stage (January 28, 2000
                  to June 30, 2006) and for the Three and Six Months Ended
                  June 30, 2006 and 2005 (Unaudited)                                 4

            Statements of Cash Flow - Cumulative During the
                  Development Stage (January 28, 2000 to June 30, 2006)
                  and for the Six Months Ended
                  June 30, 2006 and 2005 (Unaudited)                                 5

            Notes to Interim Financial Statements (Unaudited)                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                           8

ITEM 3.  CONTROLS AND PROCEDURES                                                    10

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          11

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                                   11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                            11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS DISCLOSURES                                                        11

ITEM 5.  OTHER INFORMATION                                                          11

ITEM 6.  EXHIBITS                                                                   11

SIGNATURES                                                                          12

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Twin Lakes Delaware, Inc., a Delaware corporation, and its predecessors.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                            TWIN LAKES DELAWARE, INC.
                         (A Developmental Stage Company)
                                 BALANCE SHEETS

                                                                 JUNE 30, 2006      DECEMBER 31
                       ASSETS                                     (UNAUDITED)          2005
                       ------                                    -------------     -------------

Cash                                                               $  10,272         $   1,130
                                                                   ---------         ---------

TOTAL ASSETS                                                       $  10,272         $   1,130
                                                                   =========         =========


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------
                                                                                     ---------

Accounts payable & accrued expenses                                $   7,386         $  11,081
Loan payable - stockholder                                                --            32,163
                                                                   ---------         ---------

Total liabilities                                                      7,386            43,244
                                                                   ---------         ---------

COMMITMENTS AND CONTINGENCIES                                             --                --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 10,000,000 and 8,000,000
authorized in 2006 and 2005 respectively, none issued                     --                --
Common stock, $.001 par value; 40,000,000 shares
authorized, 2,583,941 and 692,000 shares issued
and outstanding for 2006 and 2005, respectively                        2,584               692
Additional paid-in capital                                           113,342            50,571
Treasury stock - 20,000 shares of common stock, at cost               (9,300)               --
Deficit accumulated during the development stage                    (103,740)          (93,377)
                                                                   ---------         ---------
   Total stockholders' equity (deficit)                                2,886           (42,114)
                                                                   ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  10,272         $   1,130
                                                                   =========         =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Cumulative During
                                     the Development
                                          Stage              Three Months Ended                 Six Months Ended
                                   January 28, 2000 to            June 30,                          June 30,
                                      June 30, 2006         2006            2005              2006            2005
                                   -------------------  ----------------------------      ----------------------------

REVENUES                               $        --      $        --      $        --      $        --      $        --
                                       -----------      ----------------------------      ----------------------------

Expenses
   Filing fees                              15,885            1,000              606            4,113            1,354
   Professional fees                        70,056            2,000            1,500            6,000            3,000
   Other expenses                           12,487               --               56              250               88
   Interest expense                          5,312               --              357               --              652
                                       -----------      ----------------------------      ----------------------------

   Total expenses                          103,740            3,000            2,519           10,363            5,094
                                       -----------      ----------------------------      ----------------------------

Net Loss                               $  (103,740)     $    (3,000)     $    (2,519)     $   (10,363)     $    (5,094)
                                       ===========      ============================      ============================


Basic and Diluted Loss per share                        $     (0.00)     $     (0.00)     $     (0.00)     $     (0.01)

Basic and Diluted Weighted Average
   Shares Outstanding                                     2,583,941          600,000        2,313,664          600,000


   The accompanying notes are an integral part of these financial statements.

                                                                 Cumulative During
                                                                  the Development
                                                                       Stage                Six Months Ended
                                                                January 28, 2000 to              June 30,
                                                                   June 30, 2006          2006              2005
                                                                -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(103,740)        $ (10,363)        $  (5,094)

Non-cash items:
   Compensatory shares                                                  13,016                --                --
   Reductions of legal fees                                              2,000                --                --
 Changes in assets and liabilities:
   Increase in prepaid expenses                                             --                --                63
   Increase (decrease) in accounts payable & accrued expenses           12,696            (3,695)           (3,712)
                                                                     ---------         ---------         ---------

   Net cash utilized by operating activities                           (76,028)          (14,058)           (8,743)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                                       60,100                --             8,500
Acquisition of treasury shares                                          (9,300)           (9,300)
Contribution of additional paid in capital                              32,500            32,500
Net proceeds from sale of common units                                   3,000                --                --
                                                                     ---------         ---------         ---------

Net cash provided by financing activities                               86,300            23,200             8,500
                                                                     ---------         ---------         ---------

Increase (decrease) in cash                                             10,272             9,142              (243)

Opening Cash                                                                --             1,130               356
                                                                     ---------         ---------         ---------

Ending Cash                                                          $  10,272         $  10,272         $     113
                                                                     =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. On May 31, 2006, the Board of Directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc ("Twin Lakes Delaware" or the "Company") a corporation organized under the laws of the State of Delaware. Effective June 8, 2006 (the "Effective Date"), pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS"), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock on the Effective Date was automatically converted into one (1) share of Twin Lakes Delaware (the "Delaware Merger"). Unless otherwise stated, all share and per share information in these unaudited financial statements is presented as if the merger took place at the beginning of all periods presented. The separate existence of the Nevada organized Twin Lakes ceased on the Effective Date in accordance with the applicable provisions of the NRS.

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

The interim financial information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the three and six months ended June 30, 2006 and 2005, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) USE OF ESTIMATES:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b) EARNINGS (LOSS) PER SHARE:

The Company presents "basic" and "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for both periods, the effect of warrants in the calculation of diluted earnings (loss) per share is anti-dilutive and have been excluded. Outstanding warrants as of December 31, 2005 and 2004 aggregated 200,000 and 200,000, respectively.

NOTE 3 - CONVERTIBLE LOAN PAYABLE - STOCKHOLDER:

A series of loans were made during 2004 and 2005 to the Company by Turquoise Partners, LLC ("TPL"), its then principal stockholder, to fund working capital. The loans and the accrued interest thereon totaled $32,163. On January 9, 2006, the Company and TPL entered into a Convertible Grid Note Conversion Agreement whereby TPL converted the $32,163 outstanding loan balance into 1,891,941 shares (9,459,706 pre-merger shares) of common stock.

NOTE 4 - STOCKHOLDERS' EQUITY:

Following the Delaware Merger, the Company's authorized capitalization consists of 40 million shares of common stock, par value $.001 per share and 10 million shares of preferred stock, par value $.001 per share. At June 30, 2006, 2,583,941 shares of common stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. All such shares of common stock are validly issued, fully paid and non-assessable.

The Company has issued 200,000 Class A Warrants to one holder. Each Class A Warrant represent the right to purchase one share of common stock at an exercise price of $15.00 and is exercisable through January 12, 2007. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period.

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, TPL converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of common stock which represented approximately 73% of the then issued and outstanding shares of common stock of the Company. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) to a third party. Also in March 2006, the Company acquired from a stockholder 20,000 shares of its common stock (100,000 pre-merger shares) for $9,300, which shares are now recorded as treasury shares. During the six months ended June 30, 2006, stockholders contributed an aggregate of $32,500 for working capital purposes all of which was recorded as additional paid in capital.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Use of Forward-Looking Statements

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").

In our Form 10-KSB filed with the SEC for the year ended December 31, 2005 and in the Footnotes to the unaudited Financial Statements in this report, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a "blank check" company organized on January 28, 2000 as Twin Lakes, Inc. under the laws of the state of Nevada ("Twin Lakes"), to effect a combination with a yet unidentified operating business which we expect to have significant growth potential. On June 8, 2006 (the "Effective Date"), we reincorporated in the state of Delaware by merger into and with Twin Lakes Delaware, Inc ("Twin Lakes Delaware") a corporation we organized under the laws of the state of Delaware (the "Delaware Merger"). On the Effective Date, in accordance with the applicable provisions of the Nevada Revised Statutes and the Delaware General Corporate Laws, Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and the officers, directors and shareholders of Twin Lakes became the officers, directors and stockholders of Twin Lakes Delaware without any change to their officership and/or directorship position(s), or beneficial ownership percentage, as may be applicable.

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

In January 2004, Turquoise Partners, LLC ("TPL") acquired substantially all of the equity securities of Twin Lakes for $32,000 through the purchase of an aggregate of 2,940,000 pre-merger shares of common stock representing 98% of the then issued and outstanding common stock, and Class A warrants to acquire
1,000,000 pre-merger shares of Twin Lakes' common stock from four founding stockholders who retained approximately 2.0% of Twin Lakes' then outstanding common stock (the "TPL Acquisition"). Effective upon the closing of the TPL Acquisition, Arnold P. Kling joined Twin Lakes as president, treasurer and sole director, and Kirk M. Warshaw was appointed chief financial officer. Simultaneously, Johnny R. Thomas resigned as president, chairman and treasurer.

Our officers only devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We use outside consultants, advisors, attorneys and accountants as necessary, none of whom are hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Results of Operations

Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005.

Because we currently do not have, nor have we since inception had, any business operations, we had no revenues during the three and six months ended June 30, 2006 and 2005. Total expenses for the three and six months ended June 30, 2006 increased to $3,000 and $10,363, respectively as compared to $2,519 and $5,094, respectively, for the same period in 2005. The increase in total expenses resulted from increased professional fees and filing fees related to being a reporting company.

Liquidity and Capital Resources

Our principal source of operating capital has been provided through loans and capital contributions from stockholders. We do not have any revenues or any operations. Absent a merger or other business combination transaction with an operating company, of which there is no assurance, we will continue to rely on our stockholders to fund our working capital needs. There can be no assurances that our present stockholders or management will make any loans to the company in the future. At June 30, 2006, we had cash of $10,272 and working capital of $2,886.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2005. The report stated that we were in the development stage and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements related to being a reporting company. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments, although we presently are not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months, or at all.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2006.

Off-Balance Sheet Arrangements

At June 30, 2006, we had no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 3.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of the president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

           We currently are not a party to any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 31, 2006, the shareholders of Twin Lakes, by unanimous written consent, approved the Delaware Merger and any and all actions necessary to effectuate the merger transaction. At the same time, the shareholders of Twin lakes unanimously approved the conversion of five
         (5) issued and outstanding shares of common stock of Twin Lakes on the Effective Date into one (1) share of common stock of Twin Lakes Delaware.

Item 5.  Other Information.

           None.

Item 6.  Exhibits.

Exhibits:

       Exhibit No.        Description
       -----------        -----------

           2.1 Agreement and Plan of Merger between Twin Lakes and Twin Lakes Delaware.*

           3.1    Certificate of Incorporation of Twin Lakes Delaware.*

          31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------
*  Filed herewith.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Twin Lakes Delaware, Inc.

Dated: August 2, 2006               /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: August 2, 2006               /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)