Form 10QSB
period 2006-09-30
TWIN LAKES INC
filed 2006-11-09
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of November 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                            Twin Lakes Delaware, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2006

                                Table of Contents

PART I  FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS
          Balance Sheets as of September 30, 2006 (Unaudited)
                and December 31, 2005                                        3

          Statements of Operations - Cumulative During the
                Development Stage (January 28, 2000 to
                September 30, 2006) and for the Three
                and Nine Months Ended September 30, 2006
                and 2005 (Unaudited)                                         4

          Statements of Cash Flow - Cumulative During the
                Development Stage (January 28, 2000 to
                September 30, 2006) and for the Nine
                Months Ended September 30, 2006 and 2005
                (Unaudited)                                                  5

                Notes to Interim Financial Statements (Unaudited)            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                    9

ITEM 3. CONTROLS AND PROCEDURES                                             11

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   12

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS DISCLOSURES                                                 12

ITEM 5.  OTHER INFORMATION                                                  12

ITEM 6.  EXHIBITS                                                           12

SIGNATURES                                                                  13

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

                                                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                                 BALLANCE SHEETS

                       ASSETS                                                   SEPTEMBER 30, 2006         DECEMBER 31,
                                                                                    (UNAUDITED)                2005
                                                                                ------------------        -------------
  Cash                                                                              $    6,760              $   1,130
                                                                                    ----------              ---------
  TOTAL ASSETS                                                                      $    6,760              $   1,130
                                                                                    ==========              =========

    LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

  Accounts payable & accrued expenses                                               $    6,874              $  11,081
  Loan payable -- shareholder                                                               --                 32,163
                                                                                    ----------              ---------
  Total liabilities                                                                      6,874                 43,244
                                                                                    ----------              ---------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS DEFICIT:
  Preferred stock: $0.001 par value, 10,000,000 and 8,000,000
  authorized in 2006 and 2005 respectively, none issued                                     --                     --
  Common stock, $.001 par value; 40,000,000 shares authorized,
  2,583,941 and 692,000 shares issued and outstanding for 2006 and
  2005, respectively                                                                     2,584                    692
  Additional paid-in capital                                                           113,342                 50,571
  Treasury stock -- 20,000 shares of common stock, at cost                              (9,300)                    --
  Deficit accumulated during the development stage                                    (106,740)               (93,377)
                                                                                    ----------              ---------
      Total shareholders' deficit                                                         (114)               (42,114)
                                                                                    ----------              ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                       $    6,760              $   1,130
                                                                                    ==========              =========

   The accompanying notes are an integral part of these financial statements.

                                                     TWIN LAKES DELAWARE, INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                            (unaudited)

                                                 Cumulative During
                                                  the Development
                                                       Stage             Three Months Ended          Nine Months Ended
                                                January 28, 2000 to         September 30,              September 30,
                                                September 30, 2006        2006         2005          2006         2005
                                                -------------------      ------       ------        ------      -------
     REVENUES                                       $      --          $       --   $       --    $       --           --
                                                    ---------          ----------   ----------    ----------   ----------

     Expenses

        Filing fees                                    16,885               1,000          226         5,113        1,580

        Professional fees                              72,056               2,000       14,467         8,000       17,467

        Other expenses                                 12,487                  --           31           250          119

        Interest expense                                5,312                  --          424            --        1,076
                                                    ---------          ----------   ----------    ----------   ----------


        Total expenses                                106,740               3,000       15,148        13,363       20,242
                                                    ---------          ----------   ----------    ----------   ----------

     Net Loss                                       $(106,740)         $   (3,000)  $  (15,148)   $  (13,363)     (20,242)
                                                    =========          ==========   ==========    ==========   ==========


     Basic and Diluted Loss per share                                  $    (0.00)  $    (0.02)   $    (0.01)  $    (0.03)

     Basic and Diluted Weighted Average

        Shares Outstanding                                              2,583,941      618,000     2,394,747      618,000



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Cumulative During
                                                   the Development
                                                         Stage              Nine Months Ended
                                                  January 28, 2000 to         September 30,
                                                  September 30, 2006        2006         2005
                                                  ------------------       ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(106,740)         $(13,363)    $(20,242)

Non-cash items:
   Compensatory shares                                    13,016                --       12,267
   Reduction of legal fees                                 2,000                --           --
   Increase in prepaid expenses                               --                --           94
   Increase (decrease) in accounts payable
     & accrued expenses                                   12,184            (4,207)      (3,588)
                                                       ---------          --------     --------

   Net cash utilized by operating activities             (79,540)          (17,570)     (11,469)
                                                       ----------         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                         60,100                --       11,500
Acquisition of treasury shares                            (9,300)           (9,300)
Contribution of additional paid in capital                32,500            32,500
Net proceeds from sale of common units                     3,000                --           --
                                                       ---------          --------     --------

Net cash provided by financing activities                 86,300            23,200       11,500
                                                       ---------          --------     --------

Increase in cash                                           6,760             5,630           31

Opening Cash                                                  --             1,130          356
                                                       ---------          ---------    --------

Ending Cash                                            $   6,760          $  6,760     $    387
                                                       =========          ========     ========



The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)
NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. On May 31, 2006, the Board of Directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. ("Twin Lakes Delaware" or the "Company") a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS"), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of Twin Lakes Delaware (the "Delaware Merger"). Unless otherwise stated, all share and per share information in these unaudited financial statements is presented as if the merger took place at the beginning of all periods presented. The separate existence of the Nevada organized Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

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

The interim financial information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2006, and results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) USE OF ESTIMATES:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b) EARNINGS (LOSS) PER SHARE:

The Company presents "basic" and "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for both periods, the effect of warrants in the calculation of diluted earnings (loss) per share is anti-dilutive and have been excluded. Outstanding warrants as of September 30, 2006 and December 31, 2005 aggregated 200,000 and 200,000, respectively.


NOTE 3 - CONVERTIBLE LOAN PAYABLE - SHAREHOLDER:

A series of loans were made during 2004 and 2005 to the Company by Turquoise Partners, LLC (TPL), its then principal stockholder, to fund working capital. The loans and the accrued interest thereon totaled $32,163. On January 9, 2006, the Company and TPL entered into a Convertible Grid Note Conversion Agreement whereby TPL converted the $32,163 outstanding loan balance into 1,891,941 shares (9,459,706 pre-merger shares) of common stock.

NOTE 4 - SHAREHOLDERS' EQUITY:

Following the Delaware Merger, the Company authorized capitalization consists of 40,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. At September 30, 2006, 2,583,941 shares of common stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding.

The Company has authorized 200,000 Class A Warrants to one holder. Each Class A Warrant represents the right to purchase one share of common stock at an exercise price of $15.00 and is exercisable through January 12, 2007. The
Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period.

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, TPL converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of common stock which represented approximately 73% of the then issued and outstanding shares of common stock of the Company. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of common stock to a third party. Also in March 2006, the Company acquired from a shareholder 20,000 shares (100,000 pre-merger shares) of its common stock for $9,300, which shares are now recorded as treasury shares. During the three months ended March 31, 2006, two shareholders contributed $22,500 for working capital purposes which was recorded as additional paid in capital. During the nine months ended September 30, 2006, a shareholder contributed an aggregate of $32,500 for working capital purposes which was recorded as additional paid in capital.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

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

Our officers only devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We use outside consultants, advisors, attorneys and accountants as necessary, none of which is hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities. As a result of our limited resources, unless and until the warrants are exercised or additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We do not expect our present management to have any managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended September 30, 2006 and 2005. Total expenses for the three month period ended September 30, 2006 decreased to $3,000 as compared to $15,148 for the same period in 2005. The expenses incurred in 2006 and 2005 constituted professional and filing fees, however, the fees incurred during the 2005 period also included $12,267 in professional fees which were paid through our issuance of compensatory shares to consultants who had provided services to us.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the nine month periods ended September 30, 2006 and 2005. Total expenses for the nine months ended September 30, 2006 decreased to $13,363 as compared to $20,242 for the same period in 2005. These expenses constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from present stockholders or management and there can be no assurances that present shareholders or management will make any loans to the company. At September 30, 2006, we had cash of $6,760 and negative working capital of $114.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2005. The report stated that we are a development stage company and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the Securities and Exchange Commission and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments, although we presently are not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurance that we will engage in any merger or other combination with an operating company within the next twelve months.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 3.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

            We currently are not a party to any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information.

            None.

Item 6.  Exhibits.

Exhibits:

       EXHIBIT NO.        DESCRIPTION

         31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Twin Lakes Delaware, Inc.

Dated: November 9, 2006             /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: November 9, 2006             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)