Form 10KSB
period 2006-12-31
TWIN LAKES INC
filed 2007-04-10
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                        COMMISSION FILE NUMBER: 000-50085


                            TWIN LAKES DELAWARE, INC.
                            -------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           88-0462760
----------------------------------                      ------------------------
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                                47 SCHOOL AVENUE
                            CHATHAM, NEW JERSEY 07928
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (973) 635-4047

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]


     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


     Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No [ ]

     For the year ended December 31, 2006, the issuer had no revenues.

     As of April 10, 2007, there was no trading market for the issuer's common stock, $.001 par value.

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 10, 2007 was 2,583,941 shares.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                            TWIN LAKES DELAWARE, INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.        Business.............................................................................................2
Item 2.        Properties...........................................................................................6
Item 3.        Legal Proceedings....................................................................................6
Item 4.        Submission of Matters to a Vote of Security Holders..................................................6
PART II
Item 5.        Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.............................................6
Item 6.        Plan of Operation....................................................................................7
Item 7.        Financial Statements.................................................................................8
Item 8.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................8
Item 8A.       Controls And Procedures..............................................................................9
Item 8B.       Other Information....................................................................................9

PART III
Item 9.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
                Compliance With Section 16(a) of the Exchange Act...................................................9
Item 10.       Executive Compensation..............................................................................10
Item 11.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................11
Item 12.       Certain Relationships and Related Transactions, and Director Independence...........................12
Item 13.       Exhibits............................................................................................12
Item 14.       Principal Accountant Fees and Services..............................................................12

                      FORWARD LOOKING STATEMENT INFORMATION

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "PLAN OF OPERATION" AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY'S HISTORY

Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. On May 31, 2006, the Board of Directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. ("Twin Lakes Delaware" or the "Company") a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS"), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock of Twin Lakes Delaware (the "Delaware Merger"). The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

Unless otherwise stated, all share and per share information is presented as if the merger took place at the beginning of all periods presented.

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

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider numerous factors, including the following:

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

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.


RISK FACTORS


WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since our inception we have had no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.


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


WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.


THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.


FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.


WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.


MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign from their positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 40,000,000 shares of our common stock ("Common Stock"). There are currently 37,416,059 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.


CONTROL BY EXISTING STOCKHOLDER.

R&R Biotech Partners, LLC beneficially owns over 73% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.




ITEM 2.   PROPERTIES


The Company's principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliated company of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS


We are not a party to any pending legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.



PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will ever develop.

We have authorized 40 million shares of Common Stock and 10 million shares of preferred stock, par value $.001 per share. As of the date this Form 10-KSB, there are issued and outstanding 2,583,941 shares of Common Stock (held by seven holders of record) and no shares of preferred stock.

We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. Any company which we merge with may change this policy.

RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to our sales of unregistered securities from inception through the period ended December 31, 2006. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

In January 2004, Turquoise Partners, LLC, a New York limited liability company ("TPL"), acquired substantially all of our outstanding equity securities for $32,000 through the purchase, from then existing stockholders, of an aggregate of 588,000 shares of Common Stock representing 98% of our then outstanding Common Stock, and Class A Warrants to acquire 200,000 shares of our common. The sellers retained in the aggregate 12,000 shares of our Common Stock representing two percent of our then outstanding Common Stock.

During the quarter ended September 30, 2005, a total of 92,000 restricted shares of Common Stock were authorized for issuance to three individuals who provided us with consulting services. We were the beneficiary of the provision of legal services in the past by Robert Cohen and John D'Angelo and financial consulting services by Kirk M. Warshaw, and deemed it in our best interests to formalize our relationship with each of them to enable them to continue to provide similar services on our behalf going forward if so requested. Accordingly, the following issuances were authorized; Robert Cohen - 12,000 restricted shares for work determined to be valued at $1,600; John D'Angelo - 20,000 restricted shares for work determined to be valued at $2,667; and Kirk M. Warshaw 60,000 restricted shares for work determined to be valued at $8,000.

A series of loans were made during 2004 and 2005 to the Company by TPL, its then principal stockholder, to fund working capital. The loans and the accrued interest thereon totaled $32,163. On January 9, 2006, the Company and TPL entered into a Convertible Grid Note Conversion Agreement whereby TPL converted the $32,163 outstanding loan balance into 1,891,941 shares of Common Stock.

PURCHASES OF COMMON STOCK

In March 2006, the Company acquired 20,000 shares (100,000 pre-merger shares) of its Common Stock from a stockholder for $9,300, which shares are now recorded as treasury shares.



ITEM 6.    PLAN OF OPERATION


GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i) filing of Exchange Act reports, and

     (ii) identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No cash or set compensation has or will be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since inception, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2006 we had cash on hand of $4,460. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.


EQUIPMENT AND EMPLOYEES

As of December 31, 2006, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

During the years ended December 31, 2006 and 2005, we incurred $51,967 and $26,128, respectively, of operating expenses. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses and interest expense. The decline in professional fees from year to year was due to the issuance in 2005 of the 92,000 shares of our Common Stock for services valued at $12,267. The increase in interest expense from 2005 to 2006 was related to the expense associated with the conversion of our convertible loan into equity during the year ended December 31, 2006.


ITEM 7. FINANCIAL STATEMENTS

See the index to the Financial Statements below, beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Effective January 22, 2007, we dismissed Lazar Levine & Felix LLP ("Lazar") from serving as our independent accountants and engaged Sherb & Co., LLP ("Sherb") to fill that role. Our Board of Directors unanimously approved the change in audit firms and made the final decision to engage Sherb to audit our financial statements as of and for the year ended December 31, 2006.

The reports of Lazar on our financial statements for the years ended December 31, 2004 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. However, the audit report on the financial statements for the year ended December 31, 2005 contained an explanatory paragraph regarding our ability to continue as a going concern. In connection with its audits of the years ended December 31, 2004 and 2005 and reviews of our financial statements for the periods through January

22, 2007 (the date of dismissal) there were no disagreements with Lazar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lazar, would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES.

       (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and directors as of March 31, 2007:

Name                      Age            Title
-------                  -----           ------
Arnold P. Kling           48      President, treasurer and director
Kirk M. Warshaw           49      Chief financial officer, and secretary

ARNOLD P. KLING. Mr. Kling has served as a director, our president and treasurer since January 2004. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), Enthrust Financial Services, Inc. (OTCBB:EFSV) and 24 Holdings, Inc. (OTCBB:TWFH)

KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer since January 2004 and our secretary since September 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), Enthrust Financial Services, Inc. (OTCBB:EFSV); the chief financial officer and a director of 24Holdings, Inc (OTCBB:TWFH); a director of Empire Financial Holding Company (AMEX:EFH) and two privately owned entities.


Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.


COMPENSATION AND AUDIT COMMITTEES

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2006 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.


CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION.

Mr. Kling and Mr. Warshaw are our sole officers and Mr. Kling is also our sole director. Neither receives any cash compensation for their services rendered on our behalf.

Since our inception we have paid no cash compensation to our officers or directors. During the quarter ended September 30, 2005, our Board of Directors authorized the issuance to Mr. Warshaw, an aggregate of 60,000 shares of our Common Stock for services he provided to us which were determined to be worth $8,000. The expense was recognized in our 2005 financial statements. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will the we pay a finder's fee or commission to any of our officers, director or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our sole director.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2007 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                                                     SHARES OF COMMON
                                                                    STOCK BENEFICIALLY     PERCENTAGE OF
                          NAME OF BENEFICIAL OWNER                      OWNED (1)            OWNERSHIP
------------------------------------------------------------        -------------------    --------------
R&R Biotech Partners, LLC
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO                                             1,890,000             73.14%

Turquoise Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                                         589,941             22.83%

Kirk M. Warshaw (3)
47 School Avenue
Chatham, NJ 07928                                                           60,000              2.32%

All directors and officers (2 persons) as a group                          649,941             25.15%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2007 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and a director, controls Turquoise Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Since the beginning of our fiscal year ended December 31, 2006, we did not have any related party transactions pursuant to Item 404 of Regulation S-B of the Exchange Act.

The Company's Board of Directors consists of solely of Arnold P. Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.


ITEM 13. EXHIBITS

    EXHIBIT
       NO.                              DESCRIPTION
   -----------                          -----------
       2.1 Agreement and Plan of Merger between Twin Lakes and Twin Lakes Delaware*

       2.2          Articles of Merger filed with the Nevada Secretary of State*

       2.3 Certificate of Merger filed with the Delaware Secretary of State*

       3.1          Certificate of Incorporation of Twin Lakes Delaware*

       3.2          Bylaws of Twin Lakes Delaware*

      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------
*Included herewith


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We paid audit and financial statement review fees totaling $7,000 to Sherb, our current independent accountants for the year ended December 31, 2006 and $6,000 to Lazar, our former independent accountants for the year ended December 31, 2006, and $9,500 for the year ended December 31, 2005 to Lazar, our former independent accountants.

AUDIT-RELATED FEES:

None.

TAX FEES:

We paid tax preparation fees totaling $0 to Sherb, our current independent accountants for the year ended December 31, 2006 and $750 for the year ended December 31, 2005 to Lazar our former independent accountants.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Twin Lakes Delaware, Inc.

Date: April 10, 2007


                                             By: /s/Arnold P. Kling
                                                -------------------------------
                                                Arnold P. Kling, President



            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2007


                              By: /s/ Arnold P. Kling
                                  ------------------------
                                  Arnold P. Kling, President and Director
                                  (Principal Executive Officer)



Date: April 10, 2007


                              By: /s/ Kirk M. Warshaw
                                  -----------------------------------
                                  Kirk M. Warshaw, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                            Twin Lakes Delaware, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

INDEX

Report of Independent Registered Accounting Firm -
Sherb & Co., LLP                                                    F-2

Report of Independent Registered Accounting Firm -
Lazar Levine & Felix LLP                                            F-3

Financial Statements:
Balance Sheet as of December 31, 2006                               F-4

Statements  of  Operations  for  Years  Ended
December  31,  2006 and 2005 and Cumulative During the
Development Stage January 28, 2000 to December 31, 2006             F-5

Statement  of Changes  in  Stockholders'  Deficit  since
inception  (January  28,  2000) to December 31, 2006                F-6

Statements of Cash Flows Years Ended  December 31, 2006 and
2005 and  Cumulative During the Development Stage
January 28, 2000 to December 31, 2006                               F-8

Notes to Financial Statements                                       F-9 to F-13

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Twin Lakes Delaware, Inc. ( formerly known as Twin Lakes, Inc.)

We have audited the accompanying balance sheet of Twin Lakes Delaware, Inc. (A Development Stage Enterprise) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006 and for the period January 28, 2000 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period January 28, 2000 (date of inception) to December 31, 2005 reflect total revenues and a net loss $0 and $93,377, respectively of the cumulative totals. The other auditors' report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year then ended December 31, 2006 and for the period January 28, 2000 (date of inception) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Twin Lakes Delaware, Inc. will continue as a going concern. As more fully described in Note 1, the Company has been a development stage company and has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                             /s/SHERB & CO, LLP

                                             Certified Public Accountants



New York, NY

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Twin Lakes, Inc. (formerly Twin lakes, Inc.)
Chatham, New Jersey

We have audited the balance sheet of Twin Lakes Delaware, Inc. (a development stage company), as of December 31, 2005 and the related statements of operations and cash flows for the year then ended and the statements of operations, cash flows and shareholders' equity for the period from inception (January 28, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Twin Lakes Delaware, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and the statements of operations, cash flows and shareholders' equity for the period from inception (January 28, 2000) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 28, 2000. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/LAZAR LEVINE & FELIX LLP
New York, New York
February 23, 2006

                                      TWIN LAKES DELAWARE, INC.
                                 (FORMERLY KNOWN AS TWIN LAKES INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEET
                                          DECEMBER 31, 2006


                                     ASSETS
                                     ------

Current Assets
     Cash and cash equivalents                                   $   4,460
                                                                 ---------
     Total current Assets                                            4,460
                                                                 ---------
     TOTAL ASSETS                                                $   4,460
                                                                 =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
     Accrued expenses                                            $  11,015
                                                                 ---------
        TOTAL CURRENT LIABILITIES                                   11,015
                                                                 ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 10,000,000 authorized,
    no shares issued and outstanding                                    --
Common stock, $.001 par value; 40,000,000 shares
    authorized, 2,583,941 shares issued and outstanding              2,584
Additional paid-in capital                                         145,505
Treasury stock - 20,000 shares of common stock, at cost             (9,300)
Deficit accumulated during the development stage                  (145,344)
                                                                 ---------


        TOTAL STOCKHOLDERS' DEFICIT                                 (6,555)
                                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   4,460
                                                                 =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                               Cumulative During
                                           Year Ended           the Development
                                          December 31,              Stage
                                   ------------------------  January 28, 2000 to
                                     2006             2005     December 31, 2006
                                   ---------------------------------------------
Revenues                           $      --       $      --       $      --

Expenses

     Filing fees                       6,539           1,936          18,311
     Professional fees                13,015          22,467          77,071
     Other expenses                      250             150          12,487
     Interest expense                 32,163           1,575          37,475
                                   ---------       ---------       ---------
     Total expenses                   51,967          26,128         145,344
                                   ---------       ---------       ---------
Net loss                           $ (51,967)      $ (26,128)      $(145,344)
                                   =========       =========       =========

Basic and diluted loss per share   $   (0.02)      $  (0.04)
                                   =========       =========

Weighted average number of
common shares - basic and diluted  2,438,407        628,308
                                   =========       =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                                           Accumulated
                                                             Common Stock       Additional  During the                  Total
                                                     ------------------------    Paid-in    Development    Treasury  Stockholders'
                                                       Shares         Amount     Capital      Stage         Stock     Deficiency
                                                     -------------------------------------------------------------------------------

Balance at January 28, 2000                                 --     $     --     $     --     $     --      $   --     $     --

Issuance of common units                               600,000          600        2,400           --          --        3,000


Net loss for period ended December 31, 2000                 --           --           --      (10,527)         --      (10,527)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 2000                           600,000          600        2,400      (10,527)         --       (7,527)


Net loss for the year ended December 31, 2001               --           --           --       (3,425)         --       (3,425)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 2001                           600,000          600        2,400      (13,952)         --      (10,952)


Share transfer for consulting services                      --           --          750           --          --          750


Net loss for the year ended December 31, 2002               --           --           --      (20,841)         --      (20,841)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 2002                           600,000          600        3,150      (34,793)         --      (31,043)


Debt and related interest converted to equity               --           --       33,246           --          --       33,246


Reduction of legal fees                                     --           --        2,000           --          --        2,000


Net loss for the year ended December 31, 2003               --           --           --      (12,794)         --      (12,794)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 2003                           600,000          600       38,396      (47,587)         --       (8,591


Net loss for the year ended December 31, 2004               --           --           --      (19,662)         --      (19,662)
                                                     -------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                          Deficit
                                                                                         Accumulated
                                                          Common Stock       Additional  During the                     Total
                                                  ------------------------    Paid-in    Development    Treasury     Stockholders'
                                                    Shares         Amount     Capital       Stage         Stock       Deficiency
                                                  ----------------------------------------------------------------------------------

Balance at December 31, 2004                       600,000          600       38,396      (67,249)           --       (28,253)


Issuance of compensatory shares                     92,000           92       12,175           --            --        12,267


Net loss for year ended December 31, 2005               --           --           --      (26,128)           --       (26,128)
                                                  ----------------------------------------------------------------------------------


Balance at December 31, 2005                       692,000          692       50,571      (93,377)           --       (42,114)


Additional paid-in-capital contributions                --           --       32,500           --            --        32,500


Valuation of beneficial conversion feature              --           --       32,163           --            --        32,163


Conversion of stockholder loan into equity       1,891,941        1,892       30,271           --            --        32,163


Acquisition of treasury shares                          --           --           --           --        (9,300)       (9,300)


Net loss for year ended December 31, 2006               --           --           --      (51,967)           --       (51,967)
                                                  ----------------------------------------------------------------------------------

Balance at December 31, 2006                     2,583,941    $   2,584    $ 145,505    $(145,344)    $  (9,300)    $  (6,555)
                                                 ===================================================================================

   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                           Cumulative During
                                                                            the Development
                                                                                 Stage                       Year ended
                                                                          January 28, 2000 to               December 31,
                                                                           December 31, 2006          2006                  2005
                                                                        ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(145,344)            $ (51,967)            $ (26,128)

Adjustments  to  reconcile  net loss to net cash  utilized by operating activities:
    Compensatory shares                                                         13,016                    --                12,267
    Valuation of beneficial conversion feature                                  32,163                32,163                    --
    Reduction of legal fees                                                      2,000                    --                    --
    Increase in prepaid expenses                                                    --                    --                   125
    Increase (decrease) in accounts payable & accrued expenses                  16,325                   (66)                 (290)
                                                                        ------------------------------------------------------------

    Net cash utilized by operating activities                                  (81,840)              (19,870)              (14,026)
                                                                        ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' loans                                               60,100                    --                14,800
Acquisition of treasury shares                                                  (9,300)               (9,300)                   --
Contribution of additional paid-in capital                                      32,500                32,500                    --
Net proceeds from sale of common units                                           3,000                    --                    --
                                                                        ------------------------------------------------------------

Net cash provided by financing activities                                       86,300                23,200                14,800
                                                                        ------------------------------------------------------------

Increase in cash and cash equivalents                                            4,460                 3,330                   774

Cash and cash equivalents at beginning of period                                    --                 1,130                   356
                                                                        ------------------------------------------------------------

Cash and cash equivalents at end of period                                   $   4,460             $   4,460             $   1,130
                                                                        ============================================================

    Supplemental Disclosure of Cash Flows Information

           Interest paid                                                     $   5,312             $      --             $   1,575
           Income taxes                                                      $      --             $      --             $      --


   The accompanying notes are an integral part of these financial statements.

                            Twin Lakes Delaware, Inc.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 1 - DESCRIPTION OF COMPANY:
Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. On May 31, 2006, the Board of Directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. ("Twin Lakes Delaware" or the "Company") a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS"), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock of Twin Lakes Delaware (the "Delaware Merger"). The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

Unless otherwise stated, all share and per share information is presented as if the merger took place at the beginning of all periods presented.

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

The accompanying financial statements have been prepared for the Company as a going concern.

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $145,000 for the period from inception, January 28, 2000 to December 31, 2006, has working capital deficiency of approximately $6,000 and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations.
Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

STOCK-BASED EMPLOYEE COMPENSATION

The Company accounted for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), "Accounting for Stock-Based Compensation". Under SFAS 123, the Company will continue to apply the provisions of APB 25 to

                            Twin Lakes Delaware, Inc.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUTED):


its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been expensed accordingly.

Effective January 1, 2006, the Company adopted SFAS 123R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of accrued expenses in the financial statements to approximate their face value.

(b) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(c) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding (200,000 as of December 31, 2006), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

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

                            Twin Lakes Delaware, Inc.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

(e) NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

FASB 157 -  Fair Value Measurements

In  September  2006,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - CONVERTIBLE LOAN PAYABLE - STOCKHOLDER:

As of December 31, 2005, the Company was indebted to a stockholder in the total amount of $30,000. The loans accrue interest at 7% per annum and as of December 31, 2005 a total of $2,163 in accrued interest was owed. On December 31, 2005, the Company issued a Convertible Grid Promissory Note to the stockholder in the principal amount of $32,163 (the "TPL Note") which also provided the stockholder with the right to convert the TPL Note and any accrued and unpaid interest into common shares of the Company at the rate of $.0034 per share or the equivalent of 1,891,941 shares of common stock. These loans were provided to cover operating expenses.

We evaluated the conversion feature of the recently issued convertible loan and determined under EITF 98-5 " Accounting for Convertible Securities with
Beneficial Conversion Features" and EITF 00-27 " Application of Issue 98-5 to Certain Convertible Instruments", that a value should be attributed to the embedded conversion feature. Although there is no active trading of such common shares of the Company, we have determined that the maximum allocation to such feature should be used of $32,163, the face amount of the convertible debt. This conversion feature enabled the creditor to gain in excess of 70% ownership of the Company.

On January 9, 2006, the Company and the holder of the Convertible Loan Payable - Stockholder executed a Convertible Grid Note Conversion Agreement whereby the stockholder elected to convert the TPL Note in its entirety resulting in the issuance of 1,891,941 shares of common stock. Accordingly, we recognized the full $32,163 as interest expense.

NOTE 4 - STOCKHOLDERS' DEFICIT:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 10 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of December 31, 2006, 2,583,941 shares of common stock (held by seven holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

The Company has authorized 200,000 Class A Warrants, all of which were issued and held by one person. The Class A Warrants are exercisable through January 12, 2007, at an exercise price of $15.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period.

In October 2002, Estancia LLC transferred an aggregate of 150,000 shares of common stock and 50,000 Class A Warrants to SBK Investment Partners, an affiliate of then legal counsel to the Company, and its assignee for consulting services rendered, aggregating $750.

                            Twin Lakes Delaware, Inc.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED):

During 2003, the Company's then legal counsel reduced the Company's unpaid invoices to them by $2,000. This transaction was recorded as a contribution to additional paid-in capital, since it involved a related party.

On January 8, 2004, Turquoise Partners, LLC, a New York limited liability company ("TPL"), acquired substantially all of the equity securities of the Company, through the purchase of an aggregate total of 588,000 shares of common stock of the Company, representing 98% of the then outstanding common stock, and Class A warrants to acquire 200,000 shares of the Company's common stock from the former President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional corporation organized under the laws of New York and SBK Investment Partners, a partnership organized under the laws of New York (collectively, the "Sellers"), pursuant to a definitive stock purchase agreement dated as of January 8, 2004. The Sellers retained an aggregate of 12,000 shares of common stock of the Company representing 2% of its then outstanding common stock.

During the quarter ended September 30, 2005, 92,000 shares of common stock were authorized for issuance to three individuals who provided consulting services to the Company. The Company issued shares of common stock to the following, said shares bearing a restrictive legend, for the indicated value of the services; Robert Cohen - 12,000 shares for services determined to be valued at $1,600, John D'Angelo - 20,000 shares for services to be valued at $2,667, and Kirk M. Warshaw 60,000 shares for services to be valued at $8,000.

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, TPL converted $32,163 of indebtedness into 1,891,941 shares of common stock which represented approximately 73% of the then issued and outstanding shares of common stock of the Company. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares of common stock to a third party.

In March 2006, the Company acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of its common stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, two stockholders contributed $32,500 for working capital purposes was and has been recorded as additional paid in capital.

As of the date of the filing of this Form  10-KSB,  the Company  has  authorized
200,000 Class A Warrants, all of which were issued and held of record by Turquoise Partners, LLC. The Class A Warrants are exercisable for four years, from the effective date of the Company's Form 10-SB (January 12, 2003), at an exercise price of $15.00 per share. The Company has the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his Warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the Warrants which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

As of the date of the filing of this Form 10-KSB, the Company has authorized 200,000 Class B Warrants, none of which are issued and outstanding. The Company has the right to redeem the Class B Warrants at a price of $.001 per warrant on at least 30 days prior notice, at any time during the exercise period. Any holder who does not exercise his warrants prior to their expiration or redemption, as the case may be, will forfeit his right to purchase the underlying shares of common stock. The Company reserves the right to have standby purchasers exercise any or all of the warrants, which are not exercised at the end of the 30-day notice period for a five-day period thereafter.

                            Twin Lakes Delaware, Inc.
                       (FORMERLY KNOWN AS TWIN LAKES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 5 - INCOME TAXES:

                                                       2006           2005
                                                     --------       --------
      Deferred  tax  assets  and  liabilities
      consist of the following:

      Deferred tax assets:
         Net operating loss carry forwards           $ 24,500       $ 17,500

         Less valuation allowance                     (24,500)       (17,500)

                                                     --------       --------
                                                     $     --       $     --
                                                     ========       ========


The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:


------------------------------------------------------------------------------
                                                          December 31,
------------------------------------------------------------------------------
                                                      2006          2005
------------------------------------------------------------------------------
Provision for expected federal statutory rate        (35)%          (35)%
------------------------------------------------------------------------------
Permanent difference                                  21%            --
------------------------------------------------------------------------------
Loss for which no benefit is available or
a valuation allowance has been recorded               14%            35%
------------------------------------------------------------------------------
                                                      -- %          -- %
------------------------------------------------------------------------------

At December 31, 2006, the Company had approximately $70,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2026. The deferred tax asset and related valuation increased by $7,000 during 2006. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.