Form 10QSB
period 2007-03-31
TWIN LAKES INC
filed 2007-05-11
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                            Twin Lakes Delaware, Inc.
                          (A Development Stage Company)

                         Quarterly Report on Form 10-QSB
                       For the Period Ended March 31, 2007

                                Table of Contents

PART I   FINANCIAL INFORMATION                                                    PAGE

ITEM 1. FINANCIAL STATEMENTS
            Balance Sheets as of March 31, 2007 (Unaudited)
                  and December 31, 2006                                             3

            Statements of Operations - Cumulative
                  During the Development  Stage (January  28, 2000
                  to March 31, 2007) and for the Three Months Ended
                  March 31, 2007 and 2006 (Unaudited)                               4

            Statements of Cash Flow - Cumulative During the
                  Development Stage (January 28, 2000 to March 31, 2007)
                  and for the Three Months Ended
                  March 31, 2007 and 2006 (Unaudited)                               5

            Notes to Interim Financial Statements (Unaudited)                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION                                                    9

ITEM 3. CONTROLS AND PROCEDURES                                                    10

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         11

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                                  11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS DISCLOSURES                                                    11

ITEM 5.  OTHER INFORMATION                                                         11

ITEM 6.  EXHIBITS                                                                  11

SIGNATURES                                                                         12

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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
                                     TWIN LAKES DELAWARE, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEETS

                                                                                                   MARCH 31,
                                                                                                      2007             DECEMBER 31,
                                               ASSETS                                             (UNAUDITED)              2006
                                               -----                                               ---------            ---------
Cash                                                                                               $   4,460            $   4,460
                                                                                                   ---------            ---------

TOTAL ASSETS                                                                                       $   4,460            $   4,460
                                                                                                   =========            =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------
Accounts payable & accrued expenses                                                                $  15,765            $  11,015
Loan payable - shareholder                                                                                --                   --
                                                                                                   ---------            ---------

Total liabilities                                                                                     15,765               11,015
                                                                                                   ---------            ---------

COMMITMENTS AND CONTINGENCIES                                                                             --                   --

SHAREHOLDERS' DEFICIT:
Preferred stock; $0.001 par value, 10,000,000 and 8,000,000
authorized in 2006 and 2005 respectively, none issued                                                     --                   --
Common stock, $.001 par value; 40,000,000 shares
authorized, 2,583,941 and 692,000 shares issued
and outstanding for 2006 and 2005, respectively                                                        2,584                2,584
Additional paid-in capital                                                                           145,505              145,505
Treasury stock - 20,000 shares of common stock, at cost                                               (9,300)              (9,300)
Deficit accumulated during the development stage                                                    (150,094)            (145,344)
                                                                                                   ---------            ---------
     Total shareholders' deficit                                                                     (11,305)              (6,555)
                                                                                                   ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        $   4,460            $   4,460
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

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      CUMULATIVE DURING
                                                                       THE DEVELOPMENT
                                                                            STAGE                   FOR THE THREE MONTHS
                                                                     JANUARY 28, 2000 TO              ENDED MARCH 31,
                                                                       MARCH 31, 2007            2007                    2006
                                                                     -------------------------------------------------------------

REVENUES                                                                $      --                $       --             $       --
                                                                        ---------                ---------------------------------

Expenses
     Filing fees                                                           19,061                       750                  3,113
     Professional fees                                                     81,071                     4,000                  4,000
     Other expenses                                                        12,487                        --                    250
     Interest expense                                                      37,475                        --                     --
                                                                        ---------                ---------------------------------

     Total expenses                                                       150,094                     4,750                  7,363
                                                                        ---------                ---------------------------------

Net Loss                                                                $(150,094)               $   (4,750)            $   (7,363)
                                                                        =========                =================================


      Basic and Diluted Loss per share                                                           $    (0.00)            $    (0.00)

      Basic and Diluted Weighted Average
           Shares Outstanding                                                                     2,438,407              2,110,956
                                                                                                 =================================


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             CUMULATIVE DURING
                                                                             THE DEVELOPMENT
                                                                                  STAGE                      FOR THE THREE MONTHS
                                                                             JANUARY 28, 2000 TO                ENDED MARCH 31,
                                                                              MARCH 31, 2007                 2007            2006
                                                                             -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(150,094)               $ (4,750)     $  (7,363)

Non-cash items:
     Compensatory shares                                                             13,016                      --             --
     Valuation of beneficial conversion feature                                      32,163                      --
     Reduction of legal fees                                                          2,000                      --             --
     Increase (decrease) in accounts payable & accrued expenses                      21,075                   4,750         (4,874)
                                                                                  -------------------------------------------------

     Net cash utilized by operating activities                                      (81,840)                     --        (12,237)
                                                                                  -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                                                    60,100                      --             --
Acquisition of treasury shares                                                       (9,300)                     --         (9,300)
Contribution of additional paid in capital                                           32,500                      --         22,500
Net proceeds from sale of common units                                                3,000                      --             --
                                                                                  -------------------------------------------------

Net cash provided by financing activities                                            86,300                      --         13,200
                                                                                  -------------------------------------------------

Increase in cash                                                                      4,460                      --            963

Opening Cash                                                                             --                   4,460          1,130
                                                                                  -------------------------------------------------

Ending Cash                                                                       $   4,460               $   4,460      $   2,093
                                                                                  =================================================

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       For The Period Ended March 31, 2007
                                   (Unaudited)

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

The accompanying financial statements have been prepared for the Company as a going concern. As shown in the accompanying financial statements, the Company has accumulated losses of approximately $150,000 for the period from inception, January 28, 2000 to March 31, 2007, has working capital deficiency of approximately $11,000 and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

The interim financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
"SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       For The Period Ended March 31, 2007
                                   (Unaudited)

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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding (200,000 as of December 31, 2006, none as of March 31, 2007), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

(c)FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) NEW ACCOUNTING PRONOUNCEMENT AFFECTING THE COMPANY:

In September 2006, the FASB issued FASB Statement No. 157 - Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       For The Period Ended March 31, 2007
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - STOCKHOLDERS' DEFICIT:

Following the Delaware Merger, the Company authorized capitalization consists of 40,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. At March 31, 2007, 2,583,941 shares of common stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding.

The Company authorized 200,000 Class A Warrants to one holder. Each Class A Warrant represented the right to purchase one share of common stock at an exercise price of $15.00 and were exercisable through January 12, 2007. The Company had the right to redeem the Class A Warrants at a price of $.001 per Warrant on at least 30 days prior notice, at any time during the exercise period. All of the Class A Warrants expired during the three months ended March 31, 2007 and were neither exercised nor redeemed.

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC ("TPL"), its then principal stockholder converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of common stock which represented approximately 73% of the then issued and outstanding shares of common stock of the Company. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of common stock to a third party. Also in March 2006, the Company acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of its common stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, a stockholder contributed an aggregate of $32,500 for working capital purposes which was recorded as additional paid in capital.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to March 31, 2007, a stockholder contributed $20,000 for working capital purposes which was recorded as additional paid-in capital.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend,"
"may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission (SEC).

In our Form 10-KSB filed with the SEC for the year ended December 31, 2006 and in the notes to the unaudited financial statements for this report, we have identified critical accounting policies and estimates for our business.

PLAN OF OPERATION

We are a "blank check" company formed on January 28, 2000, to effect a combination with a yet unidentified operating business which we expect to have significant growth potential. To date, our efforts have been limited to organizational activities. We have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential.

Our officers only devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We use outside consultants, advisors, attorneys and accountants as necessary, none of which is hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

As a result of our limited resources, unless additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended March 31, 2007 and 2006. Total expenses for the three month period ended March 31, 2007 decreased to $4,750 as compared to $7,363 for the same period in 2006. The expenses incurred in 2007 and 2006 constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from present stockholders or management and there can be no assurances that present stockholders or management will make any loans to us. At March 31, 2007, we had cash of $4,460 and negative working capital of $11,305.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2006. The report stated that we are a development stage company and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

           None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

            None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

Item 5.  OTHER INFORMATION.

            None.

Item 6.  EXHIBITS.

Exhibits:

Exhibit No.        Description
----------         -----------
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

                                    Twin Lakes Delaware, Inc.

Dated: May 11, 2007                 /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 11, 2007                 /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)