Form 10QSB
period 2007-06-30
TWIN LAKES INC
filed 2007-08-07
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of August 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            Twin Lakes Delaware, Inc.
                          (A Development Stage Company)
                         Quarterly Report on Form 10-QSB
                       For the Period Ended June 30, 2007

                                Table of Contents

PART I  FINANCIAL INFORMATION                                               PAGE

ITEM 1. FINANCIAL STATEMENTS
            Balance Sheets as of June 30, 2007 (Unaudited)
                  and December 31, 2006                                       3

            Statements of Operations - Cumulative
                  During the Development Stage (January 28, 2000
                  to June 30, 2007) and for the Three and Six Months Ended
                  June 30, 2007 and 2006 (Unaudited)                          4

            Statements of Cash Flow - Cumulative During the
                  Development Stage (January 28, 2000 to June 30, 2007)
                  and for the Three and Six Months Ended
                  June 30, 2007 and 2006 (Unaudited)                          5

            Notes to Interim Financial Statements (Unaudited)                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                   10

ITEM 3.  CONTROLS AND PROCEDURES                                             11

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                            12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS DISCLOSURES                                                 12

ITEM 5.  OTHER INFORMATION                                                   12

ITEM 6.  EXHIBITS                                                            12

SIGNATURES                                                                   13

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                           JUNE 30, 2007 DECEMBER 31,
                                     ASSETS                 (UNAUDITED)      2006
                                     ------                -------------------------
Cash                                                         $  13,445    $   4,460
                                                             ---------    ---------

TOTAL ASSETS                                                 $  13,445    $   4,460
                                                             =========    =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Accounts payable & accrued expenses                          $  14,750    $  11,015
                                                             ---------    ---------

Total liabilities                                               14,750       11,015
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES                                        -            -

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.001 par value, 10,000,000 authorized
    no shares issued and outstanding                                 -            -
Common stock, $0.001 par value; 40,000,000 shares
    authorized, 2,583,941 shares issued and outstanding          2,584        2,584
Additional Paid-in Capital                                     165,505      145,505
Treasury stock - 20,000 shares of common stock, at cost         (9,300)      (9,300)
Deficit accumulated during the developmental stage            (160,094)    (145,344)
                                                             ---------    ---------
    Total stockholders' deficit                                 (1,305)      (6,555)
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  13,445    $   4,460
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                   Cumulative During
                                   the Developmental
                                         Stage               Three Months Ended                   Six Months Ended
                                  January 28, 2000 to              June 30,                           June 30,
                                     June 30, 2007          2007              2006              2007           2006
                                      -----------       -----------       -----------       -----------     ----------
REVENUES                             $          -       $         -        $        -       $         -     $        -
                                      -----------       -----------       -----------       -----------     ----------

Expenses
    Filing fees                            20,561             1,500             1,000             2,250          4,113
    Professional fees                      89,571             8,500             2,000            12,500          6,000
    Other expenses                         12,487                 -                 -                 -            250
    Interest expense                       37,475                 -                 -                 -              -
                                      -----------       -----------       -----------       -----------     ----------

    Total expenses                        160,094            10,000             3,000            14,750         10,363
                                      -----------       -----------       -----------       -----------     ----------

Net Loss                              $  (160,094)      $   (10,000)      $    (3,000)      $   (14,750)    $  (10,363)
                                      ===========       ===========       ===========       ===========     ==========

Basic and Diluted Loss per Share                        $     (0.00)      $     (0.00)      $     (0.01)    $    (0.00)

Basic and Diluted Weighted
Average Shares Outstanding                                2,583,941         2,583,941         2,583,941      2,313,664


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Cumulative During
                                                      the Developmental
                                                             Stage            Six Months Ended
                                                      January 28, 2000 to         June 30,
                                                         June 30, 2007       2007           2006
                                                      ---------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(160,094)      $(14,750)      $(10,363)

Non-cash items:
    Compensatory shares                                       13,016              -              -
    Reductions of legal fees                                   2,000              -              -
    Valuation of beneficial conversion feature                32,163              -              -
    Changes in operating assets and liabilities
    Increase (decrease) in accounts payable & accrued
    expenses                                                  20,060          3,735         (3,695)
                                                           ---------       --------       --------

    Net cash utilized by operating activities                (92,855)       (11,015)       (14,058)
                                                           ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                             60,100              -              -
Acquisition of treasury shares                                (9,300)             -         (9,300)
Contribution of additional paid in capital                    52,500         20,000         32,500
Net proceeds from sale of common units                         3,000              -              -
                                                           ---------       --------       --------

Net cash provided by financing activities                    106,300         20,000         23,200
                                                           ---------       --------       --------

Increase in cash                                              13,445          8,985          9,142
Opening Cash                                                       -          4,460          1,130
                                                           ---------       --------       --------

Ending Cash                                                $  13,445       $ 13,445       $ 10,272
                                                           =========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

We were originally organized as Twin Lakes, Inc. ("Twin Lakes") under the laws of the state of Nevada on January 28, 2000 for the purpose of serving as a vehicle to raise capital and to acquire an operating business. On May 31, 2006, our board of directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. ("we," "our," "us," or "Twin Lakes Delaware") a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS"), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock, par value $.001 per share ("Common Stock"), of Twin Lakes Delaware (the "Delaware Merger").

Unless otherwise stated, all share and per share information in these unaudited financial statements is presented as if the Delaware Merger took place at the beginning of all periods presented. The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

We are currently considered a "blank check" company inasmuch as we do not generate revenues, do not own an operating business and have no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of ours at no charge. Our efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

As shown in the accompanying financial statements, we have accumulated losses of approximately $156,000 for the period from inception, January 28, 2000 to June 30, 2007, have working capital of approximately $2,700 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern .
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We are considered as being in the development stage, since our inception, in accordance with Statement of Financial Accounting Standards No. 7, and our year-end is December 31.

The interim financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2007, and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Our accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of Common Stock outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the Common Stock purchase warrants outstanding (200,000 as of December 31, 2006, none as of June 30, 2007), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) NEW ACCOUNTING PRONOUNCEMENTS:

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). Management believes SFAS No. 159 will not have a material impact on our financial statements once adopted.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will not have a material impact on our financial statements once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - STOCKHOLDERS' DEFICIT:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At June 30, 2007, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' DEFICIT (continued):

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC ("TPL"), our then principal stockholder, converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of Common Stock which represented approximately 73% of our then issued and outstanding shares of Common Stock. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of Common Stock to a third party. Also in March 2006, we acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of our Common Stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, a stockholder contributed an aggregate of $32,500 for working capital purposes which was recorded as additional paid in capital. During the quarter ended June 30, 2007, a stockholder contributed $20,000 for working capital purposes which was recorded as additional paid-in capital.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend,"
"may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the United States Securities and Exchange Commission ("SEC").

In our Form 10-KSB filed with the SEC for the year ended December 31, 2006 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

PLAN OF OPERATION

We are a "blank check" company, formed on January 28, 2000, to effect a combination with a yet unidentified operating business which we expect to have significant growth potential. To date, our efforts have been limited to organizational activities. We have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three and six month periods ended June 30, 2007 and 2006, respectively. Total expenses for the three and six month periods ended June 30, 2007 increased to $10,000 and $14,750, respectively, as compared to $3,000 and $10,363, respectively, for the same periods in 2006. The expenses incurred in 2007 and 2006 constituted professional and filing fees. The increase in expenses in 2007 is related to the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At June 30, 2007, we had cash of $13,445 and negative working capital of $1,305.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS.

       EXHIBIT NO.        DESCRIPTION
       -----------        -----------

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

                                   Twin Lakes Delaware, Inc.

Dated: August 7, 2007              /s/ Arnold P. Kling
                                   --------------------------------------------
                                   Arnold P. Kling, President
                                   (Principal Executive Officer)

Dated: August 7, 2007              /s/ Kirk M. Warshaw
                                   --------------------------------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)