Form 10QSB
period 2007-09-30
TWIN LAKES INC
filed 2007-10-24
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of October 24, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            Twin Lakes Delaware, Inc.
                          (A Development Stage Company)
                         Quarterly Report on Form 10-QSB
                     For the Period Ended September 30, 2007

                                Table of Contents

PART I  FINANCIAL INFORMATION                                                 PAGE

ITEM 1. FINANCIAL STATEMENTS
          Balance Sheets as of September 30, 2007 (Unaudited)
               and December 31, 2006                                              3

          Statements of Operations - Cumulative
               During the Development Stage (January 28, 2000
               to September 30, 2007) and for the Three and Nine Months Ended
               September 30, 2007 and 2006 (Unaudited)                            4

          Statements of Cash Flow - Cumulative During the
               Development Stage (January 28, 2000 to September 30, 2007)
               and for the Three and Nine Months Ended
               September 30, 2007 and 2006 (Unaudited)                            5

          Notes to Interim Financial Statements (Unaudited)                       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                         10

ITEM 3. CONTROLS AND PROCEDURES                                                   11

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                         12

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                  12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                           12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS DISCLOSURES                                                       12

ITEM 5. OTHER INFORMATION                                                         12

ITEM 6. EXHIBITS                                                                  12

SIGNATURES                                                                        13

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                             SEPTEMBER 30,
                                                                  2007         DECEMBER 31,
                         ASSETS                               (UNAUDITED)          2006
                         ------                              ------------------------------

Cash                                                           $   1,088        $   4,460
                                                               ---------        ---------

TOTAL ASSETS                                                   $   1,088        $   4,460
                                                               =========        =========


          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

Accounts payable & accrued expenses                            $   8,062        $  11,015
                                                               ---------        ---------

Total liabilities                                                  8,063           11,015
                                                               ---------        ---------


COMMITMENTS AND CONTINGENCIES                                         --               --

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.001 par value, 10,000,000 authorized
   no shares issued and outstanding                                   --               --
Common stock, $0.001 par value; 40,000,000 shares
   authorized, 2,583,941 shares issued and outstanding             2,584            2,584
Additional Paid-in Capital                                       165,505          145,505
Treasury stock - 20,000 shares of common stock, at cost           (9,300)          (9,300)
Deficit accumulated during the developmental stage              (165,763)        (145,344)
                                                               ---------        ---------
   Total stockholders' deficit                                    (6,975)          (6,555)
                                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   1,088        $   4,460
                                                               =========        =========



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                  Cumulative During
                                  the Developmental
                                        Stage              Three Months Ended                 Nine Months Ended
                                 January 28, 2000 to          September 30,                     September 30,
                                 September 30, 2007       2007             2006             2007             2006
                                 -------------------  ----------------------------      ----------------------------

REVENUES                             $        --      $        --      $        --      $        --      $        --
                                     -----------      ----------------------------      ----------------------------

Expenses
   Filing fees                            21,311              750            1,000            3,000            5,113
   Professional fees                      93,936            4,365            2,000           16,865            8,000
   Other expenses                         13,041              554               --              554              250
   Interest expense                       37,475               --               --               --               --
                                     -----------      ----------------------------      ----------------------------

   Total expenses                        165,763            5,669            3,000           20,419           13,363
                                     -----------      ----------------------------      ----------------------------

Net Loss                             $  (165,763)     $    (5,669)     $    (3,000)     $   (20,419)     $   (13,363)
                                     ===========      ============================      ============================


Basic and Diluted Loss per Share                      $     (0.00)     $     (0.00)     $     (0.01)     $     (0.01)

Basic and Diluted Weighted
Average Shares Outstanding                              2,583,941        2,583,941        2,583,941        2,394,747



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Cumulative During
                                                        the Developmental
                                                              Stage            Nine Months Ended
                                                       January 28, 2000 to       September 30,
                                                       September 30, 2007     2007           2006
                                                       -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    $(165,763)     $ (20,419)     $ (13,363)

Non-cash items:
   Compensatory shares                                         13,016             --             --
   Reductions of legal fees                                     2,000             --             --
   Valuation of beneficial conversion feature                  32,163             --             --
   Changes in operating assets and liabilities
      Increase (decrease) in accounts payable & accrued
      expenses                                                 13,372         (2,953)        (4,207)
                                                            ---------------------------------------

   Net cash utilized by operating activities                 (105,212)       (23,372)       (17,570)
                                                            ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                              60,100             --             --
Acquisition of treasury shares                                 (9,300)            --         (9,300)
Contribution of additional paid in capital                     52,500         20,000         32,500
Net proceeds from sale of common units                          3,000             --             --
                                                            ---------------------------------------

Net cash provided by financing activities                     106,300         20,000         23,200
                                                            ---------------------------------------

Increase (decrease) in cash                                     1,088         (3,372)         5,630

Opening Cash                                                       --          4,460          1,130
                                                            ---------------------------------------

Ending Cash                                                 $   1,088      $   1,088      $   6,760
                                                            =======================================



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

As shown in the accompanying financial statements, we have accumulated losses of approximately $156,000 for the period from inception, January 28, 2000 to September 30, 2007, have working capital of approximately $2,700 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern . The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We are considered as being in the development stage, since our inception, in accordance with Statement of Financial Accounting Standards No. 7, and our year-end is December 31.

The interim financial information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2007, and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of Common Stock outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the Common Stock purchase warrants outstanding (200,000 as of December 31, 2006, none as of September 30, 2007), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

NOTE 3 - STOCKHOLDERS' DEFICIT:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At September 30, 2007, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three and nine month periods ended September 30, 2007 and 2006, respectively. Total expenses for the three and nine month periods ended September 30, 2007 increased to $5,669 and $20,419, respectively, as compared to $3,000 and $13,363, respectively, for the same periods in 2006. The expenses incurred in 2007 and 2006 constituted professional and filing fees. The increase in expenses in 2007 is related to the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At September 30, 2007, we had cash of $1,088 and negative working capital of $6,974.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our president and our chief financial officer, our sole officers, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                    Twin Lakes Delaware, Inc.

Dated: October 24, 2007             /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: October 24, 2007             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)