Form 10KSB
period 2007-12-31
TWIN LAKES INC
filed 2008-03-18
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                        COMMISSION FILE NUMBER: 000-50085

                            TWIN LAKES DELAWARE, INC.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                            88-0462760
       ----------------------------------       -------------------------
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

         For the year ended December 31, 2007, the issuer had no revenues.

         As of March 17, 2008, there was no trading market for the issuer's common stock, $.001 par value.

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 17, 2008 was 2,583,941 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One):    Yes [ ] No |X|

                            TWIN LAKES DELAWARE, INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.      Business.................................................................................2
Item 2.      Properties...............................................................................6
Item 3.      Legal Proceedings........................................................................6
Item 4.      Submission of Matters to a Vote of Security Holders......................................6
PART II
Item 5.      Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities.................................7
Item 6.      Plan of Operation........................................................................7
Item 7.      Financial Statements.....................................................................8
Item 8.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................................8
Item 8A(T).  Controls And Procedures..................................................................8
Item 8B.     Other Information........................................................................9

PART III
Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
             Compliance With Section 16(a) of the Exchange Act........................................9
Item 10.     Executive Compensation..................................................................10
Item 11.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.............................................................11
Item 12.     Certain Relationships and Related Transactions, and Director Independence...............12
Item 13.     Exhibits................................................................................12
Item 14.     Principal Accountant Fees and Services..................................................12

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

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY'S HISTORY

Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. Effective on June 8, 2006 ("Effective Date"), pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS") and the Delaware General Corporations Laws, Twin Lakes merged with and into Twin Lakes Delaware, Inc. ("Twin Lakes Delaware" or the "Company"), a corporation organized under the laws of the State of Delaware. On the Effective Date, Twin Lakes Delaware was the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock of Twin Lakes Delaware (the "Delaware Merger"). The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

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

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

ITEM 2.  PROPERTIES

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis for no rent. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

ITEM 6.  PLAN OF OPERATION

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

Since inception, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2007 we had cash on hand of $23,162 and working capital of $6,526. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2007, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

During the years ended December 31, 2007 and 2006, we incurred $31,919 and $51,967, respectively, of operating expenses. During 2007 and 2006, the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses and in 2006 from interest expense. The overall decline in expenses from year to year was due to the conversion of our convertible loan into equity during the year ended December 31, 2006 and therefore eliminating all of our interest expense in 2007.

ITEM 7.  FINANCIAL STATEMENTS

See the index to the Financial Statements below, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 22, 2007, we dismissed Lazar Levine & Felix LLP ("Lazar") from serving as our independent accountants and engaged Sherb & Co., LLP ("Sherb") as our new independent accountants. There were no disagreements, adverse opinions or disclaimer of opinion by Lazar at the time of the change.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Twin Lakes have been detected.

     (b)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

     (c)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and directors as of March 17, 2008:

Name                   Age    Title
-------                ---    -----
Arnold P. Kling        49     President, treasurer and director
Kirk M. Warshaw        49     Chief financial officer and secretary

ARNOLD P. KLING. Mr. Kling has served as a director, our president and treasurer since January 2004. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24 Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer since January 2004 and our secretary since September 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company); the chief financial officer and a director of Newtown Lane Marketing, Incorporated (OTCBB:NWLM) and 24 Holdings, Inc. (OTCBB:TWFH) and a director of two privately owned entities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2007 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Mr. Kling and Mr.  Warshaw are our sole  officers and Mr. Kling is also our sole
director  (each  a  "named  executive  officer").   Neither  receives  any  cash
compensation for their services rendered on our behalf.

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

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 17, 2008 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                                         SHARES OF COMMON
                                                        STOCK BENEFICIALLY  PERCENTAGE OF
          NAME OF BENEFICIAL OWNER                           OWNED (1)        OWNERSHIP
------------------------------------------------------  ------------------  -------------
R&R Biotech Partners, LLC
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO                                 1,890,000          73.14%

Turquoise Partners, LLC
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                             589,941          22.83%

Arnold P. Kling (2)
712 Fifth Avenue - 11th Floor
New York, NY 10019                                             589,941          22.83%

Kirk M. Warshaw (3)
47 School Avenue
Chatham, NJ 07928                                               60,000           2.32%

All Directors and Officers (2 persons) as a group              649,941          25.15%
------------------------------------------------------

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 17, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and a director, controls Turquoise Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.

ITEM 12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Our Board of Directors consist solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, R&R Biotech Partners, LLC made a $45,000 capital contribution to us.

ITEM 13. EXHIBITS

   EXHIBIT
     NO.                                    DESCRIPTION
   -------                                  -----------

      2.1 Agreement and Plan of Merger between Twin Lakes and Twin Lakes Delaware(1)
      2.2      Articles of Merger filed with the Nevada Secretary of State(1)
      2.3      Certificate  of  Merger  filed  with the  Delaware  Secretary  of
               State(1)
      3.1      Certificate of Incorporation of Twin Lakes Delaware(1)
      3.2      Bylaws of Twin Lakes Delaware(1)
     31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
     31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
     32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
     32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
----------------------------
*Included herewith

  (1) Previously filed as an Exhibit in the company's Annual Report on Form 10-KSB, filed on April 10, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We were billed audit and financial statement review fees totaling $13,500 and $13,500 by Sherb, our current independent accountants for the years ended December 31, 2007 and 2006, respectively. In addition, we paid $6,000 to Lazar, our former independent accountants, for the year ended December 31, 2006.

AUDIT-RELATED FEES:

None.

TAX FEES:

We were billed tax preparation fees totaling $1,500 and $1,500 by Sherb, our current independent accountants for the years ended December 31, 2007 and 2006, respectively.

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

Date: March 17, 2008


                                    By: /s/Arnold P. Kling
                                       -------------------------------
                                    Arnold P. Kling, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008


                                    By: /s/Arnold P. Kling
                                        ------------------------
                                    Arnold P. Kling, President and Director
                                    (Principal Executive Officer)

Date: March 17, 2008


                                    By: /s/Kirk M. Warshaw
                                        -----------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            Twin Lakes Delaware, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

Report of Independent Registered Public Accounting Firm                              F-2

Financial Statements:
Balance Sheet as of December 31, 2007                                                F-3

Statements  of  Operations  for  Years  Ended  December  31,  2007  and 2006 and
Cumulative During the Development Stage January 28, 2000 to December 31, 2007        F-4

Statements of Changes in Shareholders' Equity (Deficit) since inception (January
28, 2000) to December 31, 2007                                                       F-5

Statements of Cash Flows Years Ended  December 31, 2007 and 2006 and  Cumulative
During the Development Stage January 28, 2000 to December 31, 2007                   F-7

Notes to Financial Statements                                                        F-8

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
Twin Lakes Delaware, Inc. (formerly known as Twin Lakes, Inc.)
Chatham, New Jersey


We have audited the accompanying balance sheet of Twin Lakes Delaware, Inc. (A Development Stage Enterprise) as of December 31, 2007, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended December 31, 2007 and 2006 and for the period January 28, 2000 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for each of the years then ended December 31, 2007 and 2006 and for the period January 28, 2000 (date of inception) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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



                                                /s/SHERB & CO, LLP

                                                Certified Public Accountants

New York, NY
March 14, 2008

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                              DECEMBER 31
                      ASSETS                                      2007
                      ------                                  -----------

Cash                                                           $  23,162
                                                               ---------

TOTAL ASSETS                                                   $  23,162
                                                               =========


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable & accrued expenses                            $  16,636
                                                               ---------

Total liabilities                                                 16,636
                                                               ---------

COMMITMENTS AND CONTINGENCIES                                         --

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value, 10,000,000
authorized in 2007 and 2006 respectively, none issued                 --
Common stock, $.001 par value; 40,000,000 shares
authorized, 2,583,941 shares issued
and outstanding for 2007 and 2006, respectively                    2,584
Additional paid-in capital                                       190,505
Treasury stock - 20,000 shares of common stock, at cost           (9,300)
Deficit accumulated during the development stage                (177,263)
                                                               ---------
   Total shareholders' equity                                      6,526
                                                               ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  23,162
                                                               =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                            Cumulative During
                                                                             the Development
                                                      Year Ended                  Stage
                                                     December 31,          January 28, 2000 to
                                                 2007            2006       December 31, 2007
                                             -------------------------------------------------
Revenues                                     $        --      $        --      $        --
                                             -----------      -----------      -----------

Expenses
     Filing fees                                   4,000            6,539           22,311
     Professional fees                            27,365           13,015          104,436
     Other expenses                                  554              250           13,041
     Interest expense                                 --           32,163           37,475
                                             -----------      -----------      -----------
     Total expenses                               31,919           51,967          177,263
                                             -----------      -----------      -----------
Net loss                                     $   (31,919)     $   (51,967)     $  (177,263)
                                             ===========      ===========      ===========

Basic and diluted loss per share             $     (0.01)     $     (0.02)
                                             ===========      ===========


Weighted average number of common shares
- basic and diluted                            2,583,941        2,438,407
                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                                                                        Accumulated               Total
                                                       Common Stock        Additional   During the             Shareholders'
                                                  ---------------------      Paid-in    Development  Treasury     Equity
                                                   Shares       Amount       Capital       Stage       Stock     (Deficit)
                                                  --------------------------------------------------------------------------

Balance at January 28, 2000                             --     $     --     $     --     $     --      $   --     $     --

Issuance of common units                           600,000          600        2,400           --          --        3,000

Net loss for period ended December 31, 2000             --           --           --      (10,527)         --      (10,527)
                                                  --------     --------     --------     --------      ------     --------

Balance at December 31, 2000                       600,000          600        2,400      (10,527)         --       (7,527)

Net loss for the year ended December 31, 2001           --           --           --       (3,425)         --       (3,425)
                                                  --------     --------     --------     --------      ------     --------

Balance at December 31, 2001                       600,000          600        2,400      (13,952)         --      (10,952)

Share transfer for consulting services                  --           --          750           --          --          750

Net loss for the year ended December 31, 2002           --           --           --      (20,841)         --      (20,841)
                                                  --------     --------     --------     --------      ------     --------

Balance at December 31, 2002                       600,000          600        3,150      (34,793)         --      (31,043)

Debt and related interest converted to equity           --           --       33,246           --          --       33,246

Reduction of legal fees                                 --           --        2,000           --          --        2,000

Net loss for the year ended December 31, 2003           --           --           --      (12,794)         --      (12,794)
                                                  --------     --------     --------     --------      ------     --------

Balance at December 31, 2003                       600,000          600       38,396      (47,587)         --       (8,591

Net loss for the year ended December 31, 2004           --           --           --      (19,662)         --      (19,662)
                                                  --------     --------     --------     --------      ------     --------


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                          Deficit
                                                                                        Accumulated                       Total
                                                     Common Stock          Additional    During the                   Shareholders'
                                               -----------------------       Paid-in    Development     Treasury         Equity
                                                 Shares        Amount        Capital       Stage          Stock         (Deficit)
                                               ------------------------------------------------------------------------------------

Balance at December 31, 2004                     600,000           600        38,396       (67,249)            --        (28,253)

Issuance of compensatory shares                   92,000            92        12,175            --             --         12,267

Net loss for year ended December 31, 2005             --            --            --       (26,128)            --        (26,128)
                                               ---------     ---------     ---------     ---------      ---------      ---------

Balance at December 31, 2005                     692,000           692        50,571       (93,377)            --        (42,114)

Additional paid-in-capital contributions              --            --        32,500            --             --         32,500

Valuation of beneficial conversion feature            --            --        32,163            --             --         32,163

Conversion of stockholder loan into equity     1,891,941         1,892        30,271            --             --         32,163

Acquisition of treasury shares                        --            --            --            --         (9,300)        (9,300)

Net loss for year ended December 31, 2006             --            --            --       (51,967)            --        (51,967)
                                               ---------     ---------     ---------     ---------      ---------      ---------

Balance at December 31, 2006                   2,583,941         2,584       145,505      (145,344)        (9,300)        (6,555)

Additional paid-in-capital contributions              --            --        45,000            --             --         45,000

Net loss for year ended December 31, 2007             --            --            --       (31,919)            --        (31,919)
                                               ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2007                   2,583,941     $   2,584     $ 190,505     $(177,263)     $  (9,300)     $   6,526
                                               =========     =========     =========     =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                  Cumulative During
                                                                   the Development
                                                                        Stage                   Year ended
                                                                 January 28, 2000 to           December 31,
                                                                  December 31, 2007       2007              2006
                                                                 -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(177,263)        $ (31,919)        $ (51,967)

Adjustments to reconcile net loss to net cash utilized by
operating activities:
   Compensatory shares                                                  13,016                --                --
   Valuation of beneficial conversion feature                           32,163                --            32,163
   Reduction of legal fees                                               2,000                --                --
   Increase in prepaid expenses                                             --                --                --
   Increase (decrease) in accounts payable & accrued expenses           21,946             5,621               (66)
                                                                     ---------         ---------         ---------

   Net cash utilized by operating activities                          (108,138)          (26,298)          (19,870)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                                       60,100                --                --
Acquisition of treasury shares                                          (9,300)               --            (9,300)
Contribution of additional paid-in capital                              77,500            45,000            32,500
Net proceeds from sale of common units                                   3,000                --                --
                                                                     ---------         ---------         ---------

Net cash provided by financing activities                              131,300            45,000            23,200
                                                                     ---------         ---------         ---------

Increase in cash and cash equivalents                                   23,162            18,702             3,330

Cash and cash equivalents at beginning of period                            --             4,460             1,130
                                                                     ---------         ---------         ---------

Cash and cash equivalents at end of period                           $  23,162         $  23,162         $   4,460
                                                                     =========         =========         =========

   Supplemental Disclosure of Cash Flows Information

       Interest paid                                                 $   5,312         $      --         $      --
       Income taxes                                                  $      --         $      --         $      --


   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF COMPANY:

Twin Lakes, Inc. ("Twin Lakes") was organized under the laws of the state of Nevada on January 28, 2000. Effective on June 8, 2006 ("Effective Date"), pursuant to the applicable provisions of the Nevada Revised Statutes (the "NRS") and the Delaware General Corporations Laws, Twin Lakes merged with and into Twin Lakes Delaware, Inc. ("Twin Lakes Delaware" or the "Company"), a corporation organized under the laws of the State of Delaware. On the Effective Date, Twin Lakes Delaware was the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock of Twin Lakes Delaware (the "Delaware Merger"). The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

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

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $177,000 for the period from inception, January 28, 2000 to December 31, 2007, has working capital of approximately $6,500 and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Earnings (Loss) Per Share:

            Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

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

     (e) Financial Instruments

            The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

     (f) Equity Based Compensation

            The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

            In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g) New Accounting Pronouncements

            FASB 141(revised 2007) - Business Combinations

            In December  2007,  the FASB issued FASB  Statement No. 141 (revised
            2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the
            information  about  business   combinations  provided  in  financial
            reports.

            This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

            This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

            This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted until the Company effectuates a merger or acquisition with a yet-to-be identified operating company or business.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g) New Accounting Pronouncements (continued):

            FASB 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

            In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

            This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

            A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income,
            (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g) New Accounting Pronouncements (continued):

            the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

            This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

On January 9, 2006, the Company and the holder of the Convertible Loan Payable - Shareholder executed a Convertible Grid Note Conversion Agreement whereby the stockholder elected to convert the TPL Note in its entirety resulting in the issuance of 1,891,941 shares of common stock. Accordingly, we recognized the full $32,163 as interest expense.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SHAREHOLDERS' EQUITY:

The Company has authorized 40 million shares of common stock, par value $.001 per share and 10 million shares of preferred stock, par value $.001 per share. There are issued and outstanding, as of December 31, 2007, 2,583,941 shares of common stock (held by seven holders of record) and no shares of preferred stock. All shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

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

During the year ended December 31, 2007, a shareholder contributed $45,000 for working capital purposes and it has been recorded as additional paid in capital.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 5 - INCOME TAXES:

                                                       2007        2006
                                                     --------    --------
       Deferred tax assets and liabilities consist of the following:

       Deferred tax assets:
          Net operating loss carry forwards          $ 49,700    $ 38,500

          Less valuation allowance                    (49,700)    (38,500)
                                                     --------    --------
                                                     $     --    $     --
                                                     ========    ========


The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

---------------------------------------------------------- ---------------------
                                                               December 31,
---------------------------------------------------------- ---------------------
                                                              2007       2006
---------------------------------------------------------- ---------- ----------
Provision for expected federal statutory rate                 (35)%       (35)%
---------------------------------------------------------- ---------- ----------
Permanent difference                                            --%        21%
---------------------------------------------------------- ---------- ----------
Loss for which no benefit is available or a                   (35)%        14%
valuation allowance has been recorded
---------------------------------------------------------- ---------- ----------
                                                                --%        --%
---------------------------------------------------------- ---------- ----------

At December 31, 2007, the Company had approximately $142,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2027. The deferred tax asset and related valuation increased by $11,200 during 2007. The utilization of the net operating loss carry-forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.