Form 10-Q
period 2008-03-31
TWIN LAKES INC
filed 2008-04-22
CIK 1123457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                        Commission file number: 000-50085

                            TWIN LAKES DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer                      Accelerated filer [ ]
Non-accelerated filer                        Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer's common stock, par value $.001 per share, outstanding as of April 22, 2008.

                            Twin Lakes Delaware, Inc.
                          (A Development Stage Company)
                          Quarterly Report on Form 10-Q
                       For the Period Ended March 31, 2008

                                Table of Contents

                                                                                      PAGE
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
            Balance Sheets as of March 31, 2008 (Unaudited)
                  and December 31, 2007                                                 3

            Statements of Operations - Cumulative

                  During the  Development  Stage  (January 28, 2000 to March 31,
                  2008) and for the Three  Months  Ended March 31, 2008 and 2007
                  (Unaudited)                                                           4

            Statements of Cash Flow - Cumulative

                  During the  Development  Stage  (January 28, 2000 to March 31,
                  2008) and for the Three  Months  Ended March 31, 2008 and 2007
                  (Unaudited)                                                           5

            Notes to Interim Financial Statements (Unaudited)                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                                      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    11

ITEM 4T. CONTROLS AND PROCEDURES                                                       11

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                                      12

SIGNATURES                                                                             13

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Twin Lakes Delaware, Inc., a Delaware corporation, and its predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                        MARCH 31, 2008             DECEMBER 31,
                                 ASSETS                                   (UNAUDITED)                  2007
                                 ------                                 --------------             -------------

     Cash                                                                   $14,600                   $23,162
                                                                           ---------                 ---------

     TOTAL ASSETS                                                           $14,600                   $23,162
                                                                           =========                 =========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     Accounts payable & accrued expenses                                    $13,145                   $16,636
                                                                           ---------                 ---------


     Total liabilities                                                       13,145                    16,636
                                                                           ---------                 ---------


     COMMITMENTS AND CONTINGENCIES                                                -                         -

     STOCKHOLDERS' EQUITY:
     Preferred stock; $0.001 par value, 10,000,000 authorized
        no shares issued and outstanding                                          -                         -
     Common stock, $0.001 par value; 40,000,000 shares
        authorized, 2,583,941 shares issued and outstanding                   2,584                     2,584

     Additional Paid-in Capital                                             190,505                   190,505

     Treasury stock - 20,000 shares of common stock, at cost                 (9,300)                   (9,300)

     Deficit accumulated during the developmental stage                    (182,334)                 (177,263)
                                                                           ---------                 ---------
        Total stockholders' deficit
                                                                              1,455                     6,526
                                                                           ---------                 ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $14,600                   $23,162
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

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                    Cumulative During
                                    the Developmental
                                          Stage            Three Months Ended
                                   January 28, 2000 to          March 31,
                                     March 31, 2008        2008           2007
                                   ---------------------     -------------------

REVENUES                              $         -       $        -      $        -
                                      -----------      -----------      -----------
Expenses
   Filing fees                             23,382            1,071              750
   Professional fees                      108,436            4,000            4,000
   Other expenses                          13,041                -                -
   Interest expense                        37,475                -                -
                                      -----------      -----------      -----------

   Total expenses                         182,334            5,071            4,750
                                      -----------      -----------      -----------

Net Loss                              $  (182,334)      $   (5,071)     $    (4,750)
                                      ===========      ===========      ===========

Basic and Diluted Loss per Share                        $    (0.00)     $     (0.00

Basic and Diluted Weighted
Average Shares Outstanding                               2,583,941        2,583,941




   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Cumulative During
                                                           the Developmental
                                                                  Stage                    Three Months Ended
                                                           January 28, 2000 to                  March 31,
                                                             March 31, 2008               2008             2007
                                                           --------------------           ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(182,334)                 $(5,071)        $(4,750)

Non-cash items:

   Compensatory shares                                           13,016                        -               -
   Reductions of legal fees                                       2,000                        -               -
   Valuation of beneficial conversion feature                    32,163                        -               -
   Changes in operating assets and liabilities
        Increase (decrease) in accounts payable & accrued
        expenses                                                 18,455                   (3,491)          4,750
                                                              ---------                 ---------        --------

   Net cash utilized by operating activities                   (116,700)                  (8,562)              -
                                                              ---------                 ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans                                60,100                        -               -
Acquisition of treasury shares                                   (9,300)                       -               -
Contribution of additional paid in capital                       77,500                        -               -
Net proceeds from sale of common units                            3,000                        -               -
                                                              ---------                 ---------        --------

Net cash provided by financing activities                       131,300                        -               -
                                                              ---------                 ---------        --------

Increase in cash                                                 14,600                   (8,562)              -

Opening Cash                                                          -                   23,162           4,460
                                                              ---------                 ---------        --------

Ending Cash                                                     $14,600                  $14,600         $ 4,460
                                                              =========                 =========        ========



   The accompanying notes are an integral part of these financial statements.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

As shown in the accompanying financial statements, we have accumulated losses of approximately $182,000 for the period from inception, January 28, 2000 to March 31, 2008, have working capital of approximately $1,450 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern .
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We are considered as being in the development stage, since our inception, in accordance with Statement of Financial Accounting Standards No. 7, and our year-end is December 31.

The interim financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2008, and results of operations and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of Common Stock outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the Common Stock purchase warrants outstanding (200,000 as of December 31, 2006, none as of March 31, 2008), on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) NEW ACCOUNTING PRONOUNCEMENTS:

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

NOTE 2(e) - New Accounting Pronouncements (continued):

entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

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

FASB 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties

                            TWIN LAKES DELAWARE, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 2(e) - New Accounting Pronouncements (continued):


other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities - Issued March 2008

Management does not believe that this standard will have a material effective on the accompanying financial statements once effective.


NOTE 3 - STOCKHOLDERS' DEFICIT:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At March 31, 2008, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC ("TPL"), our then principal stockholder, converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of Common Stock which represented approximately 73% of our then issued and outstanding shares of Common Stock. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of Common Stock to a third party. Also in March 2006, we acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of our Common Stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, a stockholder contributed an aggregate of $32,500 for working capital purposes which was recorded as additional paid in capital. During the year ended December 31, 2007, a stockholder contributed $45,000 for working capital purposes which was recorded as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, including some statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend,"
"may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission ("SEC").

In our Form 10-KSB filed with the SEC for the year ended December 31, 2007 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended March 31, 2008 and 2007, respectively. Total expenses for the three month periods ended March 31, 2008 increased to $5,071, as compared to $4,750 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The increase in expenses in 2007 is related to the increase in filing fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At March 31, 2008, we had cash of $14,600 and working capital of $1,455.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2007. The report stated that we are a development stage company and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

   31.1     Certification   of   President   pursuant  to  Section  302  of  the
            Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1     Certification   of   President   pursuant  to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Twin Lakes Delaware, Inc.

Dated: April 22, 2008          /s/ Arnold P. Kling
                               ------------------------------------------------
                               Arnold P. Kling, President
                               (Principal Executive Officer)

Dated: April 22, 2008          /s/ Kirk M. Warshaw
                               ------------------------------------------------
                               Kirk M. Warshaw, Chief Financial Officer
                               (Principal Financial and Accounting Officer)