Form 10-Q
period 2008-06-30
TWIN LAKES INC
filed 2008-07-29
CIK 1123457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________________ to _________________________

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
                                                                                                                                                                                                      Yes☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                                      Yes☒      No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer’s common stock, par value $.001 per share, outstanding as of July 28, 2008.

Twin Lakes Delaware, Inc.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2008

Table of Contents

PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations – Cumulative During the Development Stage (January 28, 2000 to June 30, 2008) and for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

Statements of Cash Flow – Cumulative During the Development Stage (January 28, 2000 to June 30, 2008) and for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	5

Notes to Interim Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4T. CONTROLS AND PROCEDURES	12

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	13

SIGNATURES	14

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to p redict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Twin Lakes Delaware, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31,
ASSETS	(unaudited)	2007

Cash	$1,445	$23,162

TOTAL ASSETS	$1,445	$23,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accounts payable & accrued expenses	$4,740	$16,636

Total liabilities	4,740	16,636

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock; $0.001 par value, 10,000,000 authorized no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 2,583,941 shares issued and outstanding	2,584	2,584
Additional Paid-in Capital	190,505	190,505
Treasury stock - 20,000 shares of common stock, at cost	(9,300)	(9,300)
Deficit accumulated during the developmental stage	(187,084)	(177,263)
Total stockholders' (deficit) equity	(3,295)	6,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,445	$23,162

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative During
	the Developmental
	Stage	Three Months Ended		Six Months Ended
	January 28, 2000 to	June 30,		June 30,
	June 30, 2008	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-	$-

Expenses
Filing fees	24,132	750	1,500	1,821	2,250
Professional fees	112,436	4,000	8,500	8,000	12,500
Other expenses	13,041	-	-	-	-
Interest expense	37,475	-	-	-	-

Total expenses	187,084	4,750	10,000	9,821	14,750

Net Loss	$(187,084)	$(4,750)	$(10,000)	$(9,821)	$(14,750)

Basic and Diluted Loss per Share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding		2,583,941	2,583,941	2,583,941	2,583,941

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative During
	the Developmental
	Stage	Six Months Ended
	January 28, 2000 to	June 30,
	June 30, 2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(187,084)	$(9,821)	$(14,750)

Non-cash items:
Compensatory shares	13,016	-	-
Reductions of legal fees	2,000	-	-
Valuation of beneficial conversion feature	32,163	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable & accrued expenses	10,050	(11,896)	3,735

Net cash utilized by operating activities	(129,855)	(21,717)	(11,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans	60,100	-	-
Acquisition of treasury shares	(9,300)	-	-
Contribution of additional paid in capital	77,500	-	20,000
Net proceeds from sale of common units	3,000	-	-

Net cash provided by financing activities	131,300	-	-

Increase (decrease) in cash	1,445	(21,717)	8,985

Opening Cash	-	23,162	4,460

Ending Cash	$1,445	$1,445	$13,445

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

We were originally organized as Twin Lakes, Inc. (“Twin Lakes”) under the laws of the state of Nevada on January 28, 2000 for the purpose of serving as a vehicle to raise capital and to acquire an operating business. On May 31, 2006, our board of directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. (“we,” “our,” “us,” or “Twin Lakes Delaware”) a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the “NRS”), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock, par value $.001 per share (“Common Stock”), of Twin Lakes Delaware (the “Delaware Merger”).

Unless otherwise stated, all share and per share information in these unaudited financial statements is presented as if the Delaware Merger took place at the beginning of all periods presented. The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

We are currently considered a “blank check” company inasmuch as we do not generate revenues, do not own an operating business and have no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of ours at no charge. Our efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

As shown in the accompanying financial statements, we have accumulated losses of approximately $187,000 for the period from inception, January 28, 2000 to June 30, 2008, have negative working capital of approximately $3,300 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern.

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

The interim financial information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007, respectively, has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2008, and results of operations for the three and six month periods ended June 30, 2008 and 2007, respectively, and cash flows for the six month periods ended June 30, 2008 and 2007, respectively, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2008
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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of Common Stock outstanding during each period presented according to the provisions of SFAS No. 128 “EARNINGS PER SHARE”. Diluted earnings (loss) per share has not been presented as there are no common stock equivalents outstanding.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) NEW ACCOUNTING PRONOUNCEMENTS:

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 2(e) - New Accounting Pronouncements (continued):

entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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
June 30, 2008
(Unaudited)

NOTE 2(e) - New Accounting Pronouncements (continued):

other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

NOTE 3 - STOCKHOLDERS' DEFICIT:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At June 30, 2008, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC (“TPL”), our then principal stockholder, converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of Common Stock which represented approximately 73% of our then issued and outstanding shares of Common Stock. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of Common Stock to a third party. Also in March 2006, we acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of our Common Stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, a stockholder contributed an aggregate of $32,500 for working capital purposes which was recorded as additional paid in capital. During the year ended December 31, 2007, a stockholder contributed $45,000 for working capital purposes which was recorded as additional paid-in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Use of Forward-Looking Statements

Some of the statements in this Form 10-Q, including some statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-KSB filed with the SEC for the year ended December 31, 2007 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

Plan of Operation

We are a “blank check” company, formed on January 28, 2000, to effect a combination with a yet unidentified operating business which we expect to have significant growth potential. To date, our efforts have been limited to organizational activities. We have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential.

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

Results of Operations

Three Month Period Ended June 30, 2008 Compared To Three Month Period Ended June 30, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended June 30, 2008 and 2007, respectively. Total expenses for the three month periods ended June 30, 2008 decreased to $4,750, as compared to $10,000 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Six Month Period Ended June 30, 2008 Compared To Six Month Period Ended June 30, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the six month periods ended June 30, 2008 and 2007, respectively. Total expenses for the six month periods ended June 30, 2008 decreased to $9,821, as compared to $14,750 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At June 30, 2008, we had cash of $1,445 and negative working capital of approximately $3,300.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our ch ief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Twin Lakes Delaware, Inc.

Dated: July 28, 2008	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: July 28, 2008	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)