Form 10-Q
period 2008-09-30
TWIN LAKES INC
filed 2008-11-05
CIK 1123457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-50085

Twin Lakes Delaware, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0462760
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

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

Yes ☒ No ☐

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 5, 2008.

Twin Lakes Delaware, Inc.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2008

Table of Contents

PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations – Cumulative During the Development Stage (January 28, 2000 to September 30, 2008) and for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

Statements of Cash Flow – Cumulative During the Development Stage (January 28, 2000 to September 30, 2008) and for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Notes to Interim Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	12

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	12

SIGNATURES	13

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
Cash	$11,903	$23,162

TOTAL ASSETS	$11,903	$23,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable & accrued expenses	$4,699	$13,145

Total liabilities	4,699	16,636

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value, 10,000,000 authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized, 2,583,941 shares issued and outstanding	2,584	2,584
Additional Paid-in Capital	205,505	190,505
Treasury stock - 20,000 shares of common stock, at cost	(9,300)	(9,300)
Deficit accumulated during the developmental stage	(191,585)	(177,263)

Total stockholders’ equity	7,204	6,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,903	$23,162

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative During the Developmental Stage January 28, 2000 to September 30, 2008

		Three Months Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007

REVENUES	$—	$—	$—	$—	$—

Expenses
Filing fees	24,632	500	750	2,321	3,000
Professional fees	116,437	4,000	4,365	12,000	16,865
Other expenses	13,041	—	554	—	554
Interest expense	37,475	—	—	—	—

Total expenses	191,585	4,500	5,669	14,321	20,419

Net Loss	$(191,585)	$(4,500)	$(5,669)	$(14,321)	$(20,419)

Basic and Diluted Loss per Share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Outstanding		2,583,941	2,583,941	2,583,941	2,583,941

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative During the Developmental Stage January 28, 2000 to September 30, 2008

		Nine Months Ended September 30,

		2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,585)	$(14,321)	$(20,419)

Non-cash items:
Compensatory shares	13,016	—	—
Reductions of legal fees	2,000	—	—
Valuation of beneficial conversion feature	32,163	—	—
Changes in operating assets and liabilities Increase (decrease) in accounts payable & accrued expenses	10,009	(11,937)	(2,953)

Net cash utilized by operating activities	(134,397)	(26,259)	(23,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders’ loans	60,100	—	—
Acquisition of treasury shares	(9,300)	—	—
Contribution of additional paid in capital	92,500	15,000	20,000
Net proceeds from sale of common units	3,000	—	—

Net cash provided by financing activities	146,300	15,000	20,000

Increase in cash	11,903	(11,259)	(3,372)

Opening Cash	—	23,162	4,460

Ending Cash	$11,903	$11,903	$1,088

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2008
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

As shown in the accompanying financial statements, we have accumulated losses of approximately $191,000 for the period from inception, January 28, 2000 to September 30, 2008, have working capital of approximately $7,200 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We are considered as being in the development stage, since our inception, in accordance with Statement of Financial Accounting Standards No. 7, and our year-end is December 31.

The interim financial information as of September 30, 2008 and for the three month and nine month periods ended September 30, 2008 and 2007, respectively, have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2008, and results of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively, and cash flows for the nine month periods ended September 30, 2008 and 2007, respectively, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2008
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

(b) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of Common Stock outstanding during each period presented according to the provisions of SFAS No. 128 “EARNINGS PER SHARE”. Diluted earnings (loss) per share have not been presented as there are no common stock equivalents outstanding.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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
September 30, 2008
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
September 30, 2008
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

NOTE 3 - STOCKHOLDERS’ EQUITY:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At September 30, 2008, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC (“TPL”), our then principal stockholder, converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of Common Stock which represented approximately 73% of our then issued and outstanding shares of Common Stock. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of Common Stock to a third party. Also in March 2006, we acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of our Common Stock for $9,300, which shares are now recorded as treasury shares. During the years ended December 31, 2007 and 2006, a stockholder contributed an aggregate of $45,000 and $32,500, respectively, for working capital purposes which were recorded as additional paid in capital. The same stockholder contributed an additional $15,000 during the nine months ended September 30, 2008.

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

Results of Operations

Three Month Period Ended September 30, 2008 Compared To Three Month Period Ended September 30, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended September 30, 2008 and 2007, respectively. Total expenses for the three month periods ended September 30, 2008 decreased to $4,500, as compared to $5,669 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Nine Month Period Ended September 30, 2008 Compared To Nine Month Period Ended September 30, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the nine month periods ended September 30, 2008 and 2007, respectively. Total expenses for the nine month periods ended September 30, 2008 decreased to $14,321, as compared to $20,419 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At September 30, 2008, we had cash of $11,903 and working capital of $7,204.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Twin Lakes Delaware, Inc.

Dated: November 5, 2008	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 5, 2008	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)