Form 10-K
period 2008-12-31
TWIN LAKES INC
filed 2009-02-20
CIK 1123457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-50085

Twin Lakes Delaware, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-0462760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47 School Avenue
Chatham, New Jersey 07928
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

          For the year ended December 31, 2008, the issuer had no revenues.

          As of February 20, 2009, there was no trading market for the issuer’s common stock, $.001 par value.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 20, 2009 was 2,583,941 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Twin Lakes Delaware, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Twin Lakes Delaware, Inc.

PART 1

ITEM 1.	BUSINESS.

THE COMPANY’S HISTORY

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

Unless otherwise stated, all share and per share information in these audited financial statements is presented as if the Delaware Merger took place at the beginning of all periods presented. The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

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

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and our respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business, and our respective shareholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 1A.	RISK FACTORS.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our shareholders. In addition, Mr. Kling, our president and sole director, and Mr. Warshaw, our chief financial officer, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority shareholder are, and may in the future be affiliated with, may arise. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority shareholder (“Rodman & Renshaw”), may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our shareholders will not develop.

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

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 40,000,000 shares of our Common Stock. There are currently 37,416,059 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDER.

R&R Biotech Partners, LLC beneficially owns over 73% of the outstanding shares of our Common Stock. As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of February 20, 2009, there were seven record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our shareholders, management or other investors.

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

Since inception, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2008, we had cash on hand of $9,381. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2008 Compared To The Fiscal Year Ended December 31, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the years ended December 31, 2008 and 2007, respectively. Total expenses for the years ended December 31, 2008 decreased to $24,822, as compared to $31,919 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2008, we had cash of $9,381 and negative working capital of $3,295.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 22, 2007, we dismissed Lazar Levine & Felix LLP (“Lazar”) from serving as our independent accountants and engaged Sherb & Co., LLP as our new independent accountants. There were no disagreements, adverse opinions or disclaimer of opinion by Lazar at the time of the change or during the fiscal year ended December 31, 2008.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

          (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

           (b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

          (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title

Arnold P. Kling	50	President, treasurer and director
Kirk M. Warshaw	50	Chief financial officer, and secretary

Arnold P. Kling. Mr. Kling has served as a director, our president and treasurer since January 2004. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB:NTWN) and Mattmar Minerals, Inc. (OTCBB:MTTM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer since January 2004 and our secretary since September 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH); the chief financial officer of R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NTWN), and Mattmar Minerals, Inc. (OTCBB:MTTM) and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. In no event, however, will we pay a finder’s fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 20, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership

R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	1,890,000	73.14%

Turquoise Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	589,941	22.83%

Arnold P. Kling (2) 712 Fifth Avenue – 11th Floor New York, NY 10019	589,941	22.83%

Kirk M. Warshaw (3) 47 School Avenue Chatham, NJ 07928	60,000	2.32%

All directors and officers (2 persons) as a group	649,941	25.15%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 20, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and a director, controls Turquoise Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008 and in January 2009, R&R Biotech Partners, LLC made a $15,000 and $5,000 capital contribution to us, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP (“Sherb & Co.”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the fiscal years ended December 31, 2008 and 2007, respectively. These fees were incurred for the preparation of our tax returns.

All Other Fees

There were no fees billed by Sherb & Co. for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sherb & Co.-2008 and 2007)

•	Balance Sheets at December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008 and 2007and for the cumulative period from January 28, 2000 (Date of Inception) to December 31, 2008

•	Statements of Changes in Shareholders’ Deficiency for the period from January 28, 2000 (Date of Inception) to December 31, 2008

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the cumulative period from January 28, 2000 (Date of Inception) to December 31, 2008

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

10.1	Occupancy Agreement between Twin Lakes Delaware and Kirk M. Warshaw, LLC *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Lakes Delaware, Inc.

Date: February 20, 2009

By: /s/ Arnold P. Kling

Arnold P. Kling, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2009

By: /s/ Arnold P. Kling

Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: February 20, 2009

By: /s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

Twin Lakes Delaware, Inc.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the years ended December 31, 2008 and 2007and for the cumulative period from January 28, 2000 (Date of Inception) to December 31, 2008	F-4

Statements of Changes in Shareholders’ Deficiency for the period from January 28, 2000 (Date of Inception) to December 31, 2008	F-5

Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the cumulative period from January 28, 2000 (Date of Inception) to December 31, 2008	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders’ and Directors
Twin Lakes Delaware, Inc. (formerly known as Twin Lakes, Inc.)
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheets of Twin Lakes Delaware, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years then ended December 31, 2008 and 2007 and for the period January 28, 2000 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Lakes Delaware, Inc. (a Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the cumulative period from January 28, 2000 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ SHERB & CO, LLP

Certified Public Accountants

New York, NY

February 13, 2009

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31

	2008	2007

ASSETS
Cash	$9,381	$23,162

TOTAL ASSETS	$9,381	$23,162

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$12,676	$16,636

TOTAL CURRENT LIABILITIES	12,676	16,636

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 10,000,000 authorized in 2008 and 2007 respectively, none issued	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 2,583,941 shares issued and outstanding for 2008 and 2007, respectively	2,584	2,584
Additional paid-in capital	205,505	190,505
Treasury stock - 20,000 shares of common stock, at cost	(9,300)	(9,300)
Deficit accumulated during the development stage	(202,084)	(177,263)

Total shareholders’ equity (deficit)	(3,295)	6,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$9,381	$23,162

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative During the Development Stage January 28, 2000 to December 31, 2008
	Year Ended December 31,

	2008	2007

Revenues	$—	$—	$—

Expenses
Filing fees	2,822	4,000	25,133
Professional fees	22,000	27,365	126,436
Other expenses	—	554	13,041
Interest expense	—	—	37,475

Total expenses	24,822	31,919	202,084

Net loss	$(24,822)	$(31,919)	$(202,084)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares – basic and diluted	2,583,941	2,583,941

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balance at January 28, 2000	—	$—	$—	$—	$—	$—
Issuance of common units	600,000	600	2,400	—	—	3,000
Net loss for period ended December 31, 2000	—	—	—	(10,527)	—	(10,527)

Balance at December 31, 2000	600,000	600	2,400	(10,527)	—	(7,527)
Net loss for the year ended December 31, 2001	—	—	—	(3,425)	—	(3,425)

Balance at December 31, 2001	600,000	600	2,400	(13,952)	—	(10,952)
Share transfer for consulting services	—	—	750	—	—	750
Net loss for the year ended December 31, 2002	—	—	—	(20,841)	—	(20,841)

Balance at December 31, 2002	600,000	600	3,150	(34,793)	—	(31,043)
Debt and related interest converted to equity	—	—	33,246	—	—	33,246
Reduction of legal fees	—	—	2,000	—	—	2,000
Net loss for the year ended December 31, 2003	—	—	—	(12,794)	—	(12,794)

Balance at December 31, 2003	600,000	600	38,396	(47,587)	—	(8,591)
Net loss for the year ended December 31, 2004	—	—	—	(19,662)	—	(19,662)

Balance at December 31, 2004	600,000	600	38,396	(67,249)	—	(28,253)
Issuance of compensatory shares	92,000	92	12,175	—	—	12,267
Net loss for year ended December 31, 2005	—	—	—	(26,128)	—	(26,128)

Balance at December 31, 2005	692,000	692	50,571	(93,377)	—	(42,114)
Additional paid-in-capital contributions	—	—	32,500	—	—	32,500
Valuation of beneficial conversion feature	—	—	32,163	—	—	32,163
Conversion of shareholder loan into equity	1,891,941	1,892	30,271	—	—	32,163
Acquisition of treasury shares	—	—	—	—	(9,300)	(9,300)
Net loss for year ended December 31, 2006	—	—	—	(51,967)	—	(51,967)

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders’ Equity (Deficit)

	Shares	Amount

Balance at December 31, 2006	2,583,941	2,584	145,505	(145,344)	(9,300)	(6,555)
Additional paid-in-capital contributions	—	—	45,000	—	—	45,000
Net loss for year ended December 31, 2007	—	—	—	(31,919)	—	(31,919)

Balance at December 31, 2007	2,583,941	2,584	190,505	(177,263)	(9,300)	6,526
Additional paid-in-capital contributions	—	—	15,000	—	—	15,000
Net loss for year ended December 31, 2008	—	—	—	(24,822)	—	(24,822)

Balance at December 31, 2008	2,583,941	$2,584	$205,505	$(202,084)	$(9,300)	$(3,295)

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage January 28, 2000 to December 31, 2008

		Year ended December 31,
		2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,084)	$(24,822)	$(31,919)

Adjustments to reconcile net loss to net cash utilized by operating activities:
Compensatory shares	13,016	—	—
Valuation of beneficial conversion feature	32,163	—	—
Reduction of legal fees	2,000	—	—
Increase (decrease) in accounts payable & accrued expenses	17,986	(3,959)	5,621

Net cash utilized by operating activities	(136,919)	(28,781)	(26,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders’ loans	60,100	—	—
Acquisition of treasury shares	(9,300)	—	—
Contribution of additional paid-in capital	92,500	15,000	45,000
Net proceeds from sale of common units	3,000	—	—

Net cash provided by financing activities	146,300	15,000	45,000

Increase (decrease) in cash and cash equivalents	9,381	(13,781)	18,702

Cash and cash equivalents at beginning of period	—	23,162	4,460

Cash and cash equivalents at end of period	$9,381	$9,381	$23,162

Supplemental Disclosure of Cash Flows Information:
Cash paid for
Taxes		$0	$0

Interest		$0	$0

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - DESCRIPTION OF COMPANY:

We were originally organized as Twin Lakes, Inc. (“Twin Lakes”) under the laws of the state of Nevada on January 28, 2000 for the purpose of serving as a vehicle to raise capital and to acquire an operating business. On May 31, 2006, our board of directors approved the merger of Twin Lakes into Twin Lakes Delaware, Inc. (“we,” “our,” “us,” “Company,” or “Twin Lakes Delaware”) a corporation organized under the laws of the State of Delaware. Effective June 8, 2006, pursuant to the applicable provisions of the Nevada Revised Statutes (the “NRS”), Twin Lakes was merged with and into Twin Lakes Delaware which became the surviving corporation and every five (5) issued and outstanding shares of Twin Lakes common stock was automatically converted into one (1) share of common stock, par value $.001 per share (“Common Stock”), of Twin Lakes Delaware (the “Delaware Merger”).

Unless otherwise stated, all share and per share information in these audited financial statements is presented as if the Delaware Merger took place at the beginning of all periods presented. The separate existence of Twin Lakes ceased on June 8, 2006 in accordance with the applicable provisions of the NRS.

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

As shown in the accompanying financial statements, the Company has accumulated losses of approximately $202,000 for the period from inception, January 28, 2000 to December 31, 2008, has negative working capital of approximately $3,300 and has no sales. The future of the Company is dependent upon its ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

(b) STOCK BASED EMPLOYEE COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(b) STOCK BASED EMPLOYEE COMPENSATION (continued)

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R was $0 in additional compensation expense during the years ended December 31, 2008 and 2007, since no compensation based shares or options were issued in the past two years. If we do issued equity based compensation, such amount would be included general and administrative expenses on the statement of operations.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2008. The Company considers the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 “EARNINGS PER SHARE”.

(f) INCOME TAXES:

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

(g) NEW ACCOUNTING PRONOUNCEMENTS

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 - CONVERTIBLE LOAN PAYABLE - SHAREHOLDER:

As of December 31, 2005, the Company was indebted to a shareholder in the total amount of $30,000. The loans accrue interest at 7% per annum and as of December 31, 2005 a total of $2,163 in accrued interest was owed. On December 31, 2005, the Company issued a Convertible Grid Promissory Note to the shareholder in the principal amount of $32,163 (the “TPL Note”) which also provided the shareholder with the right to convert the TPL Note and any accrued and unpaid interest into common shares of the Company at the rate of $.0034 per share or the equivalent of 1,891,941 shares of common stock. These loans were provided to cover operating expenses.

We evaluated the conversion feature of the recently issued convertible loan and determined under EITF 98-5 “ Accounting for Convertible Securities with Beneficial Conversion Features” and EITF 00-27 “ Application of Issue 98-5 to Certain Convertible Instruments”, that a value should be attributed to the embedded conversion feature. Although there is no active trading of such common shares of the Company, we have determined that the maximum allocation to such feature should be used of $32,163, the face amount of the convertible debt. This conversion feature enabled the creditor to gain in excess of 70% ownership of the Company.

On January 9, 2006, the Company and the holder of the Convertible Loan Payable - Shareholder executed a Convertible Grid Note Conversion Agreement whereby the shareholder elected to convert the TPL Note in its entirety resulting in the issuance of 1,891,941 shares of common stock. Accordingly, we recognized the full $32,163 as interest expense.

NOTE 4 - SHAREHOLDERS’ EQUITY (DEFICIT):

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

During 2003, the Company’s then legal counsel reduced the Company’s unpaid invoices to them by $2,000. This transaction was recorded as a contribution to additional paid-in capital, since it involved a related party.

On January 8, 2004, Turquoise Partners, LLC, a New York limited liability company (“TPL”), acquired substantially all of the equity securities of the Company, through the purchase of an aggregate total of 588,000 shares of common stock of the Company, representing 98% of the then outstanding common stock, and Class A warrants to acquire 200,000 shares of the Company’s common stock from the former President and Chairman of the Board of Directors of the Company, Estancia LLC, a Nevada limited liability company, Snow Becker Krauss, P.C., a professional corporation organized under the laws of New York and SBK Investment Partners, a partnership organized under the laws of New York (collectively, the “Sellers”), pursuant to a definitive stock purchase agreement dated as of January 8, 2004. The Sellers retained an aggregate of 12,000 shares of common stock of the Company representing 2% of its then outstanding common stock.

During the quarter ended September 30, 2005, 92,000 shares of common stock were authorized for issuance to three individuals who provided consulting services to the Company. The Company issued shares of common stock to the following, said shares bearing a restrictive legend, for the indicated value of the services; Robert Cohen - 12,000 shares for services determined to be valued at $1,600, John D’Angelo - 20,000 shares for services to be valued at $2,667, and Kirk M. Warshaw 60,000 shares for services to be valued at $8,000.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, TPL converted $32,163 of indebtedness into 1,891,941 shares of common stock which represented approximately 73% of the then issued and outstanding shares of common stock of the Company. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares of common stock to a third party.

In March 2006, the Company acquired from a shareholder 20,000 shares (100,000 pre-merger shares) of its common stock for $9,300, which shares are now recorded as treasury shares. During the year ended December 31, 2006, two shareholders contributed $32,500 for working capital purposes was and has been recorded as additional paid in capital.

During the years ended December 31, 2008 and 2007, a shareholder contributed $15,000 and $45,000, respectively, for working capital purposes and it has been recorded as additional paid in capital. In January 2009, a shareholder contributed $5,000 for working capital purposes and it was recorded as additional paid in capital.

NOTE 5 - INCOME TAXES:

	2008	2007

Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$58,000	$49,700

Less valuation allowance	(58,000)	(49,700)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	December 31,

	2008	2007

Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At December 31, 2008, the Company had approximately $167,000 of net operating loss carry forwards (“NOL’s”) available which expires in years beginning in 2028. The deferred tax asset and related valuation increased by $8,300 during 2008. The utilization of the net operating loss carry-forward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – SUBSEQUENT EVENT:

In January 2009, a shareholder contributed $5,000 for working capital purposes and it was recorded as additional paid in capital.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.