Form 10-Q
period 2009-03-31
TWIN LAKES INC
filed 2009-05-07
CIK 1123457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________________to ______________________

Commission file number: 000-50085

Twin Lakes Delaware, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0462760 (IRS Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,583,941 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 6, 2009.

Twin Lakes Delaware, Inc.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009

Table of Contents

PART I FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS
Balance Sheets as of March 31, 2009 (Unaudited)
and December 31, 2008	3

Statements of Operations – Cumulative
During the Development Stage (January 28, 2000
to March 31, 2009) and for the Three Months Ended
March 31, 2009 and 2008 (Unaudited)	4

Statements of Cash Flow – Cumulative During the
Development Stage (January 28, 2000 to March 31, 2009)
and for the Three Months Ended
March 31, 2009 and 2008 (Unaudited)	5

Notes to Interim Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4T. CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	11

SIGNATURES	12

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	December 31,
ASSETS	(unaudited)	2008

Cash	$4,982	$9,381
TOTAL ASSETS	$4,982	$9,381

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable & accrued expenses	$8,277	$12,676
Total liabilities	8,277	12,676

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares
authorized, 2,583,941 shares issued and outstanding	2,584	2,584
Additional Paid-in Capital	210,505	205,505
Treasury stock - 20,000 shares of common stock, at cost	(9,300)	(9,300)
Deficit accumulated during the developmental stage	(207,084)	(202,084)
Total stockholders' deficit	(3,295)	(3,295)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,982	$9,381

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Cumulative During
	the Developmental
	Stage	Three Months Ended
	January 28, 2000 to	March 31,
	March 31, 2009	2009	2008

REVENUES	$-	$-	$-

Expenses
Filing fees	26,133	1,000	1,071
Professional fees	130,435	4,000	4,000
Other expenses	13,041	-	-
Interest expense	37,475	-	-

Total expenses	207,084	5,000	5,071

Net Loss	$(207,084)	$(5,000)	$(5,071)

Basic and Diluted Loss per Share		$(0.00)	$(0.00)

Basic and Diluted Weighted
Average Shares Outstanding		2,583,941	2,583,941

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Cumulative During
	the Developmental
	Stage	Three Months Ended
	January 28, 2000 to	March 31,
	March 31, 2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,084)	$(5,000)	$(5,071)

Non-cash items:
Compensatory shares	13,016	-	-
Reductions of legal fees	2,000	-	-
Valuation of beneficial conversion feature	32,163	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable & accrued
expenses	13,587	(4,399)	(3,491)

Net cash utilized by operating activities	(146,318)	(9,399)	(8,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders' loans	60,100	-	-
Acquisition of treasury shares	(9,300)	-	-
Contribution of additional paid in capital	97,500	5,000	-
Net proceeds from sale of common units	3,000	-	-

Net cash provided by financing activities	151,300	5,000	-

Increase in cash	4,982	(4,399)	(8,562)

Opening Cash	-	9,381	23,162

Ending Cash	$4,982	$4,982	$14,600

The accompanying notes are an integral part of these financial statements.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2009
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

As shown in the accompanying financial statements, we have accumulated losses of approximately $207,000 for the period from inception, January 28, 2000 to March 31, 2009, have negative working capital of approximately $3,300 and have no sales. Our future is dependent upon our ability to find a merger partner and to obtain financing and upon future profitable operations. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared for us assuming that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We are considered as being in the development stage, since our inception, in accordance with Statement of Financial Accounting Standards No. 7, and our year-end is December 31.

The interim financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008, respectively, have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2009, and results of operations for the three month periods ended March 31, 2009 and 2008, respectively, and cash flows for the three month periods ended March 31, 2009 and 2008, respectively, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

TWIN LAKES DELAWARE, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2009
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

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

(d) STATEMENTS OF CASH FLOWS:

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e) NEW ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 3 - STOCKHOLDERS' EQUITY:

Following the Delaware Merger, our authorized capitalization consisted of 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.001 per share. At March 31, 2009, 2,583,941 shares of Common Stock were issued and outstanding (held by seven holders of record) and no shares of preferred stock were outstanding. On January 9, 2006 pursuant to the Convertible Grid Note Conversion Agreement, Turquoise Partners, LLC (“TPL”), our then principal stockholder, converted $32,163 of indebtedness into 1,891,941 shares (9,459,706 pre-merger shares) of Common Stock which represented approximately 73% of our then issued and outstanding shares of Common Stock. Subsequently, on March 6, 2006, TPL sold 1,890,000 shares (9,450,000 pre-merger shares) of Common Stock to a third party. Also in March 2006, we acquired from a stockholder 20,000 shares (100,000 pre-merger shares) of our Common Stock for $9,300, which shares are now recorded as treasury shares. During the years ended December 31, 2008, 2007 and 2006, a stockholder contributed an aggregate of $15,000, $45,000 and $32,500, respectively, for working capital purposes which were recorded as additional paid in capital. The same stockholder contributed an additional $5,000 during the three months ended March 31, 2009 and another $6,000 on April 6, 2009.

NOTE 4 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

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

In our Form 10-K filed with the SEC for the year ended December 31, 2008 and in the footnotes to the unaudited financial statements, included elsewhere in this report, we have identified critical accounting policies and estimates for our business.

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

Results of Operations

Three Month Period Ended March 31, 2009 Compared To Three Month Period Ended March 31, 2008

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three month periods ended March 31, 2009 and 2008, respectively. Total expenses for the three month periods ended March 31, 2009 decreased to $5,000, as compared to $5,071 for the same period in 2008. The expenses incurred in 2009 and 2008 constituted professional and filing fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At March 31, 2009, we had cash of $4,982 and negative working capital of $3,295.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2008. The report stated that we are a development stage company and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Occupancy Agreement between Twin Lakes Delaware, Inc. and Kirk M. Warshaw, LLC (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
(1) Filed on February 20, 2009, as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twin Lakes Delaware, Inc.

Dated: May 7, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 7, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)